Form 10-Q
period 2004-09-30
AIRGAS EAST INC; AIRGAS GREAT LAKES INC; AIRGAS MID AMERICA INC; AIRGAS NORTH CENTRAL INC; AIRGAS SOUTH INC; AIRGAS GULF STATES INC; AIRGAS INC; AIRGAS INTERMOUNTAIN INC; AIRGAS NOR PAC INC; AIRGAS NORTHERN CALIFORNIA & NEVADA INC
filed 2004-11-09
CIK 1158045, 1158046, 1158047, 1158048, 1158049, 1158050, 804212, 1158051, 1158052, 1158053

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

Commission file number: 1-9344

AIRGAS, INC.

(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

259 North Radnor-Chester Road, Suite 100
Radnor, PA	19087-5283

(Address of principal executive offices)	(ZIP code)

(610) 687-5253

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☒ No ☐

Common Stock outstanding at November 3, 2004: 75,005,964 shares

AIRGAS, INC.

FORM 10-Q
September 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$599,783	$460,452	$1,143,800	$921,508
Costs and expenses
Cost of products sold (excluding depreciation)	293,081	220,361	559,302	441,494
Selling, distribution and administrative expenses	228,386	178,175	432,448	356,636
Depreciation	25,844	19,824	49,773	39,115
Amortization	1,520	1,331	2,953	2,842

Total costs and expenses	548,831	419,691	1,044,476	840,087

Operating income	50,952	40,761	99,324	81,421
Interest expense, net	(12,668)	(10,295)	(24,523)	(20,730)
Discount on securitization of trade receivables	(1,046)	(801)	(1,876)	(1,669)
Other income (expense), net	(73)	88	349	(48)

Earnings before income taxes, minority interest and equity earnings	37,165	29,753	73,274	58,974
Income taxes	(13,936)	(11,631)	(27,477)	(22,934)
Minority interest in earnings of consolidated affiliate	(452)	—	(904)	—
Equity in earnings of unconsolidated affiliate	—	991	—	1,601

Net earnings	$22,777	$19,113	$44,893	$37,641

Basic earnings per share	$0.30	$0.26	$0.60	$0.52

Diluted earnings per share	$0.30	$0.26	$0.59	$0.51

Weighted average shares outstanding:
Basic	74,700	72,600	74,400	72,200

Diluted	76,600	74,400	76,400	74,100

Comprehensive income	$24,323	$19,588	$47,279	$38,888

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	(Unaudited)
	September 30,	March 31,
	2004	2004
ASSETS
Current Assets
Trade receivables, less allowances for doubtful accounts of $11,737 at September 30, 2004 and $7,294 at March 31, 2004	$121,835	$107,013
Inventories, net	211,265	170,300
Deferred income tax asset, net	27,884	25,519
Prepaid expenses and other current assets	30,064	28,463

Total current assets	391,048	331,295

Plant and equipment, at cost	1,871,043	1,654,187
Less accumulated depreciation	(662,614)	(620,261)

Plant and equipment, net	1,208,429	1,033,926
Goodwill	508,683	504,207
Other intangible assets, net	17,835	19,733
Other non-current assets	38,820	46,383

Total assets	$2,164,815	$1,935,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$112,683	$114,303
Accrued expenses and other current liabilities	125,789	122,026
Current portion of long-term debt	6,022	6,140

Total current liabilities	244,494	242,469

Long-term debt	807,102	682,698
Deferred income taxes, net	270,585	251,575
Other non-current liabilities	53,676	30,710
Minority interest in subsidiary	36,191	36,191
Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value, 20,000 shares authorized, no shares issued or outstanding at September 30, 2004 and March 31, 2004	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 77,439 and 77,159 shares issued at September 30, 2004 and March 31, 2004, respectively	774	772
Capital in excess of par value	246,079	233,574
Retained earnings	519,799	481,677
Accumulated other comprehensive loss	(180)	(2,566)
Treasury stock, 1,363 and 1,470 common shares at cost at September 30, 2004 and March 31, 2004	(3,823)	(4,658)
Employee benefits trust, 1,311 and 2,241 common shares at cost at September 30, 2004 and March 31, 2004, respectively	(9,882)	(16,898)

Total stockholders’ equity	752,767	691,901

Total liabilities and stockholders’ equity	$2,164,815	$1,935,544

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Six Months Ended
(Dollars in thousands)	September 30, 2004	September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$44,893	$37,641
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	49,773	39,115
Amortization	2,953	2,842
Deferred income taxes	16,000	10,600
Equity in earnings of unconsolidated affiliate	—	(1,601)
Gain on divestiture	(360)	—
Losses on sales of plant and equipment	13	217
Minority interest in earnings of consolidated affiliate	904	—
Stock issued for employee stock purchase plan	4,712	4,384
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	37,400	(6,200)
Trade receivables, net	(22,651)	(3,404)
Inventories, net	(24,214)	(6,569)
Prepaid expenses and other current assets	(2,001)	575
Accounts payable, trade	(1,787)	(7,384)
Accrued expenses and other current liabilities	(6,521)	(4,241)
Other assets	1,796	248
Other liabilities	(535)	2,340

Net cash provided by operating activities	100,375	68,563

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(65,642)	(42,151)
Proceeds from sales of plant and equipment	2,200	3,133
Proceeds from divestiture	828	—
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	(180,398)	(5,852)
Other, net	5	(1,248)

Net cash used in investing activities	(243,007)	(46,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	342,044	136,461
Repayment of debt	(213,663)	(151,871)
Minority interest	(904)	—
Exercise of stock options	11,387	7,353
Dividends paid to stockholders	(6,771)	(5,866)
Cash overdraft	10,539	(8,522)

Net cash provided by (used in) financing activities	142,632	(22,445)

Change in cash	$—	$—
Cash – Beginning of period	—	—

Cash – End of period	$—	$—

Cash paid during the period for:
Interest	$27,415	$23,108
Income taxes, net of refunds	$15,178	$12,047

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries (the “Company”), as well as the Company’s consolidated affiliate, National Welders (see Note 2). Intercompany accounts and transactions, including those between the Company and National Welders, are eliminated in consolidation. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These statements do not include all disclosures required for annual financial statements. These financial statements should be read in conjunction with the more complete disclosures contained in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2004.

     The consolidated financial statements reflect, in the opinion of management, all adjustments necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. Such adjustments are of a normal, recurring nature. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

     Certain reclassifications have been made to prior period financial statements to conform to the current presentation.

(2) NEW ACCOUNTING PRONOUNCEMENTS AND ACCOUNTING CHANGES

     Effective December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, with respect to its joint venture with National Welders Supply Company, Inc. (“National Welders”), a producer and distributor of industrial, medical and specialty gases based in Charlotte, North Carolina. For the three months and six months ended September 30, 2003, National Welders’ operating results were reflected as “Equity in earnings of unconsolidated affiliate.” For the three months and six months ended September 30, 2004, the operating results of National Welders were reported broadly across the income statement in the “All Other Operations” business segment. The portion of National Welders earnings available to the preferred stockholders of National Welders was reported as “Minority interest in earnings of consolidated affiliate.” In fiscal 2005, the Company modified its presentation of minority interest and equity in earnings of unconsolidated affiliates to improve the presentation of the relationship between earnings before taxes and income tax expense. The new presentation reflects both the minority interest related to National Welders and the equity earnings recognized in prior periods related to National Welders, net of tax, below income tax expense. The Company has also reclassified earnings of its partnership interest in AC Industries from equity in earnings of unconsolidated affiliates to other income (expense).

     National Welders contributed $40 million to sales and $3 million to operating income for the three months ended September 30, 2004 and $80 million to sales and $7 million to operating income for the six months ended September 30, 2004. The consolidation of National Welders had no impact on the Company’s consolidated net earnings.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) ACQUISITIONS AND DIVESTITURES

(a) Acquisitions

     On July 30, 2004, the Company purchased the assets of the U.S. packaged gas business of The BOC Group, Inc. (“BOC”) for approximately $175 million cash, plus up to $25 million contingent consideration to be paid on or about November 15, 2005. The acquisition was financed through borrowings on the Company’s variable rate revolving credit facilities. The settlement of the contingent consideration anticipated in the third quarter of fiscal 2006 will be determined based on a cash flow formula, as defined in the asset purchase agreement.

     The Company acquired the BOC business based on its strategic fit with the Company’s existing packaged gas distribution business and to strengthen its national network by giving it a presence in important new geographies. The acquisition included more than 120 retail stores, warehouses, fill plants and other operations in 21 states involved in distributing packaged industrial, specialty and medical gases, as well as welding equipment and supplies. The acquired business generated approximately $240 million in revenue in BOC’s fiscal year ended September 30, 2003. The acquired operations were predominately reported in the Distribution segment. As the Company completes its integration plan, certain overlapping facilities will be closed, including some reduction in workforce. For the three and six months ended September 30, 2004, the Company incurred approximately $2.5 million and $2.9 million of expense, respectively, related to the integration of the BOC acquisition. The integration expense is reflected in “Selling, distribution and administrative expenses” and primarily related to data conversion, training and employee orientation costs.

     In July 2004, the Company entered into a 15-year take-or-pay supply agreement with BOC to purchase nitrogen, oxygen, argon, and helium. The agreement was entered into in conjunction with the July 2004 acquisition of BOC's U.S. packaged gas business. The agreement will expire in July 2019. The new BOC agreement represents approximately $16 million in annual bulk gas purchases. The BOC supply agreement contains market pricing subject to certain economic indices and market analysis. The Company believes the minimum product purchases under the agreement are well within the Company's normal product purchases.

     The purchase price for the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of the acquisition. Since the aggregate fair value of the assets acquired exceeded the purchase price, the Company has proportionately reduced non-current assets by approximately $40 million. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, the Company recorded the contingent consideration of $25 million as a liability. The allocation was based on preliminary estimates of fair value and is subject to revision as the Company finalizes appraisals and other analyses.

     The table below summarizes the allocation of the purchase price:

(In thousands)
Current assets, net	$47,076
Property and equipment	156,701
Intangibles assets	989
Current liabilities	(5,456)
Contingent consideration	(25,000)

Total	$174,310

     Since March 31, 2004, the Company has also acquired four distribution businesses and settled certain holdback provisions related to prior year acquisitions for total consideration of approximately $6 million.

     The Company acquired a manufacturer and distributor of dry ice on April 14, 2003 and a distributor of safety products on May 1, 2003. The dry ice business generates annual revenues of approximately $2 million and is included in the All Other Operations segment. The distributor of safety products generates annual revenues of approximately $10 million and is included in the Distribution segment. The Company paid cash of approximately $6 million for the two acquired businesses.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) ACQUISITIONS AND DIVESTITURES — (continued)

(b) Divestiture

     In May 2004, the Company divested a janitorial products distribution business for cash proceeds of $828 thousand and recognized a gain of $360 thousand. Proceeds from the divestiture were used to reduce borrowings under the Company’s revolving credit facilities. The business was included in the Distribution segment and generated annual sales of approximately $5 million.

(4) EARNINGS PER SHARE

     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock and common stock held by the Employee Benefits Trust. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and warrants.

     The table below reconciles basic weighted average common shares outstanding to diluted weighted average common shares outstanding for the three and six months ended September 30, 2004 and 2003:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands)	2004	2003	2004	2003
Weighted average common shares outstanding:
Basic	74,700	72,600	74,400	72,200
Stock options and warrants	1,900	1,800	2,000	1,900

Diluted	76,600	74,400	76,400	74,100

     Pursuant to a joint venture agreement between the Company and the holders of the preferred stock of National Welders, between June 30, 2006 and June 30, 2009, the preferred shareholders have the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or to tender them to the joint venture in exchange for approximately 2.3 million shares of Airgas common stock. If Airgas common stock has a market value of $24.45 per share, the stock and cash redemption options are equivalent. No contingently issuable shares are included in the diluted weighted average common shares calculation (the “diluted computation”), as the conversion of the National Welders preferred stock in exchange for the Company’s common stock is anti-dilutive.

     Outstanding stock options and warrants, with an exercise price above market, are excluded from the Company’s diluted computation as their effect would be anti-dilutive. There were approximately 19 thousand and 1.7 million outstanding stock options and warrants with an exercise price above the average market price for the three months ended September 30, 2004 and 2003, respectively. For the six months ended September 30, 2004 and 2003, there were 20 thousand and 1.7 million outstanding stock options and warrants with an exercise price above the average market price, respectively. If the average market value of the Company’s common stock increases above the respective exercise prices of the options and warrants, they will be included in the diluted computation as common stock equivalents.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) TRADE RECEIVABLES SECURITIZATION

     The Company participates in a securitization agreement with two commercial banks to sell up to $200 million of qualifying trade receivables. The agreement expires in December 2005, however, it is the Company’s intention to renew the agreement subject to its renewal provisions. During the six months ended September 30, 2004, the Company sold, net of its retained interest, $928 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $891 million in collections on those receivables. The amount of outstanding receivables under the agreement was $200 million at September 30, 2004 and $163 million at March 31, 2004.

     The transaction has been accounted for as a sale under the provisions of Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the securitization agreement, eligible trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. A subordinated retained interest of approximately $49 million and $44 million are included in “Trade receivables” in the accompanying Consolidated Balance Sheets at September 30, 2004 and March 31, 2004, respectively. The Company’s retained interest is generally collected within 60 days. On a monthly basis, management measures the fair value of the retained interest at management’s best estimate of the undiscounted expected future cash collections on the transferred receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with a servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections.

(6) INVENTORIES, NET

     Inventories, net, consist of:

	(Unaudited)
	September 30,	March 31,
(In thousands)	2004	2004
Hardgoods	$191,246	$154,038
Gases	20,019	16,262

	$211,265	$170,300

     Net inventories determined by the LIFO inventory method totaled $30 million and $27 million at September 30, 2004 and March 31, 2004, respectively. If the FIFO inventory method had been used for these inventories, the carrying value would have been increased approximately $3 million at both September 30, 2004 and March 31, 2004. Substantially all of the inventories are finished goods.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities include:

	(Unaudited)
	September 30,	March 31,
(In thousands)	2004	2004
Accrued payroll and employee benefits	$41,343	$39,133
Business insurance reserves	18,736	19,824
Health insurance reserves	10,911	9,627
Taxes other than income taxes	15,483	12,828
Accrued interest expense	13,615	12,724
Other accrued expenses and current liabilities	25,701	27,890

	$125,789	$122,026

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed and floating interest rate swap agreements used to manage well-defined interest rate risk exposures. Interest rate swap agreements are not entered into for trading purposes.

     At September 30, 2004, the Company had four fixed interest rate swap agreements with a notional amount of $100 million that effectively convert a corresponding amount of the variable rate discount on the trade receivables securitization (see Note 5) to a fixed rate. The swap agreements require the Company to make fixed interest payments based on an average effective rate of 3.59% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.69% at September 30, 2004). The remaining terms of these swap agreements range from between thirteen months and five years. During the six months ended September 30, 2004, the Company recorded a net decrease in the fair value of the fixed interest rate swap agreements of $0.7 million as a decrease of “Accumulated Other Comprehensive Loss.”

     At September 30, 2004, the Company also had four variable interest rate swap agreements with a notional amount of $125 million that effectively converts a corresponding amount of fixed rate medium-term and senior subordinated notes to variable rate debt. The swap agreements require the Company to make variable interest payments based primarily on six-month LIBOR plus a credit spread (average rate of 3.42% at September 30, 2004) and receive fixed interest payments from its counterparties based on an average effective rate of 8.36% at September 30, 2004. The remaining terms of these swap agreements range from between two and seven years. The fair value of these variable interest rate swap agreements and the increased carrying value of the hedged portions of the medium-term and senior subordinated notes at September 30, 2004 was approximately $10 million. The changes in the fair value of the swap agreements are offset by changes in the fair value of the hedged portions of the medium-term and senior subordinated notes.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES – (continued)

National Welders’ Hedging Activities

     The Company’s National Welders joint venture affiliate participates in one interest rate swap with a notional principal amount of $21 million that effectively converts a corresponding amount of variable interest rate debt to a fixed rate debt instrument. The interest rate swap requires National Welders to make interest payments based on a fixed rate of 6.72% and receive variable interest payments from its counterparty based on a floating LIBOR rate of 1.84% at September 30, 2004. The interest rate swap agreement was not entered into for trading purposes. During the six months ended September 30, 2004, National Welders recorded a net decrease in the fair value of the fixed interest rate swap agreements of $0.8 million as a decrease of “Accumulated Other Comprehensive Loss.”

     At September 30, 2004, the effect of these interest rate swap agreements was to adjust the Company’s ratio of fixed to variable interest rates to 48% fixed and 52% variable.

(9) GOODWILL AND OTHER INTANGIBLE ASSETS

     Changes in the net carrying amount of goodwill for the six months ended September 30, 2004 were as follows:

		All Other
	Distribution	Operations
(In thousands)	Segment	Segment	Total
Balance at March 31, 2004	$372,563	$131,644	$504,207
Acquisitions	4,102	—	4,102
Other adjustments	336	38	374

Balance at September 30, 2004	$377,001	$131,682	$508,683

     Other intangible assets amounted to $18 million and $20 million (net of accumulated amortization of $36 million and $33 million) at September 30, 2004 and March 31, 2004, respectively. These intangible assets primarily consist of acquired customer lists amortized over 7 to 11 years and non-compete agreements entered into in connection with business combinations amortized over the term of the agreements, principally five years. There are no expected residual values related to these intangible assets. Estimated remaining fiscal year amortization expense in millions is as follows: remainder of 2005 — $3; 2006 — $4; 2007 — $3; 2008 — $3; 2009 — $1; and $4 million thereafter.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity were as follows:

			Employee
	Shares of Common	Treasury	Benefits
(In thousands of shares)	Stock $.01 Par Value	Stock	Trust
Balance—March 31, 2004	77,159	1,470	2,241
Common stock issuance (a)	280	—	—
Reissuance of treasury stock for warrant exercises	—	(107)	—
Reissuance of stock from Trust (b)	—	—	(930)

Balance—September 30, 2004	77,439	1,363	1,311

				Accumulated
		Capital in		Other		Employee	Compre-
	Common	Excess of	Retained	Comprehensive	Treasury	Benefits	hensive
(In thousands of dollars)	Stock	Par Value	Earnings	Loss	Stock	Trust	Income
Balance—March 31, 2004	$772	$233,574	$481,677	$(2,566)	$(4,658)	$(16,898)	$—
Net earnings	—	—	44,893	—	—	—	44,893
Common stock issuance (a)	2	3,617	—	—	—	—	—
Dividends paid on common stock ($.09 per share)	—	—	(6,771)	—	—	—	—
Foreign currency translation adjustments	—	—	—	1,419	—	—	1,419
Net change in fair value of interest rate swap agreements	—	—	—	1,527	—	—	1,527
Reissuance of common stock from Trust (b)	—	5,464	—	—	—	7,016	—
Reissuance of treasury stock for warrant exercises	—	(835)	—	—	835	—	—
Tax benefit from stock option exercises	—	4,259	—	—	—	—	—
Net tax expense on other comprehensive income items	—	—	—	(560)	—	—	(560)

Balance—September 30, 2004	$774	$246,079	$519,799	$(180)	$(3,823)	$(9,882)	$47,279

(a)	Issuance of common stock for stock option exercises.

(b)	Reissuance of common stock from the Employee Benefits Trust for employee stock option exercises and purchases through the Employee Stock Purchase Plan.

1997 Directors’ Stock Option Plan, as amended

     On August 4, 2004, the Company’s stockholders approved an amendment to the 1997 Directors’ Stock Option Plan (the “Plan”). The amendment increased the maximum authorized shares issuable under the Plan to 800 thousand.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) STOCK-BASED COMPENSATION

     The Company has elected to continue to account for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148. Accordingly, no compensation expense has been recognized for its stock option and employee stock purchase plans. The following table illustrates the effect on net earnings and earnings per share for the three and six months ended September 30, 2004 and 2003, as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation. The fair value of each option grant is estimated as of the grant date using the Black-Scholes option pricing model.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
Net earnings, as reported	$22,777	$19,113	$44,893	$37,641
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,125)	(1,452)	(4,127)	(2,723)

Pro forma net earnings	$20,652	$17,661	$40,766	$34,918

Net earnings per share:
Basic – as reported	$0.30	$0.26	$0.60	$0.52
Basic – pro forma	$0.28	$0.24	$0.55	$0.48
Diluted – as reported	$0.30	$0.26	$0.59	$0.51
Diluted – pro forma	$0.27	$0.24	$0.53	$0.47

(12) COMMITMENTS AND CONTINGENCIES

Litigation

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) SUMMARY BY BUSINESS SEGMENT

     Information related to the Company’s operations by business segment for the three and six months ended September 30, 2004 and 2003 is as follows:

	Three Months Ended				Three Months Ended
	September 30, 2004				September 30, 2003
		All Other				All Other
(In thousands)	Distribution	Operations	Elim.	Combined	Distribution	Operations	Elim.	Combined
Gas and rent	$259,060	$84,002	$(12,036)	$331,026	$217,481	$52,154	$(10,026)	$259,609
Hardgoods	253,281	16,371	(895)	268,757	200,215	1,318	(690)	200,843

Total net sales	512,341	100,373	(12,931)	599,783	417,696	53,472	(10,716)	460,452
Cost of products sold, excl. deprec. expense	261,002	45,010	(12,931)	293,081	207,195	23,882	(10,716)	220,361
Selling, distribution and administrative expenses	192,267	36,119		228,386	161,289	16,886		178,175
Depreciation expense	19,800	6,044		25,844	16,645	3,179		19,824
Amortization expense	1,415	105		1,520	1,189	142		1,331

Operating income	37,857	13,095		50,952	31,378	9,383		40,761

	Six Months Ended				Six Months Ended
	September 30, 2004				September 30, 2003
		All Other				All Other
(In thousands)	Distribution	Operations	Elim.	Combined	Distribution	Operations	Elim.	Combined
Gas and rent	$487,638	$161,171	$(22,474)	$626,335	$437,888	$100,226	$(19,624)	$518,490
Hardgoods	487,090	32,165	(1,790)	517,465	401,663	2,667	(1,312)	403,018

Total net sales	974,728	193,336	(24,264)	1,143,800	839,551	102,893	(20,936)	921,508
Cost of products sold, excl. deprec. expense	497,098	86,468	(24,264)	559,302	416,344	46,086	(20,936)	441,494
Selling, distribution and administrative expenses	363,367	69,081		432,448	323,239	33,397		356,636
Depreciation expense	37,797	11,976		49,773	32,815	6,300		39,115
Amortization expense	2,680	273		2,953	2,546	296		2,842

Operating income	73,786	25,538		99,324	64,607	16,814		81,421

(14) SUBSEQUENT EVENTS

Dividend declaration

     On October 19, 2004, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.045 per share payable December 31, 2004 to stockholders of record as of December 15, 2004.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15)	SUPPLEMENTARY CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS

     The obligations of the Company under its senior subordinated notes and medium-term notes (“the Notes”) are guaranteed by certain of the Company’s domestic subsidiaries (the “Guarantors”), all of which are wholly owned. The guarantees are unconditional and made on a joint and several basis. The Company’s consolidated affiliate, National Welders (see Note 2), foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the Notes. As such, the claims of the creditors of the Non-guarantors have priority over the rights of the Company to receive dividends or distributions from the Non-guarantors.

     Effective December 31, 2003, the Company adopted FIN 46R with respect to its National Welders joint venture (see Note 2). As permitted by FIN 46R, the Company applied the interpretation prospectively. With the adoption of FIN 46R, the operating results of National Welders and the corresponding minority interest in the earnings of the consolidated affiliate were reflected in the Condensed Consolidating Statement of Earnings with the Non-guarantors. In prior periods, the Company reported its share of the operating results of National Welders as equity in earnings of unconsolidated affiliate under the Parent. Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of September 30, 2004 and March 31, 2004 and for the six-month periods ended September 30, 2004 and 2003.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
September 30, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Trade receivables, net	$—	$4,838	$116,997	$—	$121,835
Intercompany receivable/(payable)	—	(11,634)	11,634	—	—
Inventories, net	—	197,081	14,184	—	211,265
Deferred income tax asset, net	9,436	16,263	2,185	—	27,884
Prepaid expenses and other current assets	4,177	19,637	6,250	—	30,064

Total current assets	13,613	226,185	151,250	—	391,048
Plant and equipment, net	23,435	1,040,256	144,738	—	1,208,429
Goodwill	—	442,594	66,089	—	508,683
Other intangible assets, net	22	17,084	729	—	17,835
Investments in subsidiaries	1,715,579	—	—	(1,715,579)	—
Intercompany receivable/(payable)	(238,220)	198,785	39,435	—	—
Other non-current assets	26,683	9,064	3,073	—	38,820

Total assets	$1,541,112	$1,933,968	$405,314	$(1,715,579)	$2,164,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$256	$101,600	$10,827	$—	$112,683
Accrued expenses and other current liabilities	55,971	53,755	16,063	—	125,789
Current portion of long-term debt	—	418	5,604	—	6,022

Total current liabilities	56,227	155,773	32,494	—	244,494
Long-term debt	731,230	5,209	70,663	—	807,102
Deferred income tax (asset) liability, net	(13,347)	245,621	38,311	—	270,585
Other non-current liabilities	14,815	35,690	3,171	—	53,676
Minority interest in subsidiary	—	—	36,191	—	36,191
Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	774	—	—	—	774
Capital in excess of par value	246,079	951,791	71,955	(1,023,746)	246,079
Retained earnings	519,799	539,668	152,165	(691,833)	519,799
Accumulated other comprehensive income (loss)	(1,130)	216	734	—	(180)
Treasury stock	(3,453)	—	(370)	—	(3,823)
Employee benefits trust	(9,882)	—	—	—	(9,882)

Total stockholders’ equity	752,187	1,491,675	224,484	(1,715,579)	752,767
Total liabilities and stockholders’ equity	$1,541,112	$1,933,968	$405,314	$(1,715,579)	$2,164,815

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Balance Sheet
March 31, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
ASSETS
Current Assets
Trade receivables, net	$—	$5,263	$101,750	$—	$107,013
Intercompany receivable/(payable)	—	(7,471)	7,471	—	—
Inventories, net	—	157,991	12,309	—	170,300
Deferred income tax asset, net	9,391	15,144	984	—	25,519
Prepaid expenses and other current assets	4,839	18,422	5,202	—	28,463

Total current assets	14,230	189,349	127,716	—	331,295
Plant and equipment, net	26,906	868,400	138,620	—	1,033,926
Goodwill	—	436,505	67,702	—	504,207
Other intangible assets, net	304	19,187	242	—	19,733
Investments in subsidiaries	1,481,948	—	—	(1,481,948)	—
Intercompany receivable/(payable)	(198,326)	168,423	29,903	—	—
Other non-current assets	31,751	11,794	2,838	—	46,383

Total assets	$1,356,813	$1,693,658	$367,021	$(1,481,948)	$1,935,544

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$4,298	$100,239	$9,766	$—	$114,303
Accrued expenses and other current liabilities	49,870	60,604	11,552	—	122,026
Current portion of long-term debt	—	467	5,673	—	6,140

Total current liabilities	54,168	161,310	26,991	—	242,469
Long-term debt	607,832	6,185	68,681	—	682,698
Deferred income tax (asset) liability, net	(14,036)	227,874	37,737	—	251,575
Other non-current liabilities	15,608	10,933	4,169	—	30,710
Minority interest in subsidiaries	—	—	36,191	—	36,191
Commitments and contingencies
Stockholders’ Equity
Preferred stock, no par value	—	—	—	—	—
Common stock, par value $0.01 per share	772	—	—	—	772
Capital in excess of par value	233,574	786,534	71,956	(858,490)	233,574
Retained earnings	481,677	500,822	122,636	(623,458)	481,677
Accumulated other comprehensive loss	(1,596)	—	(970)	—	(2,566)
Treasury stock	(4,288)	—	(370)	—	(4,658)
Employee benefits trust	(16,898)	—	—	—	(16,898)

Total stockholders’ equity	693,241	1,287,356	193,252	(1,481,948)	691,901
Total liabilities and stockholders’ equity	$1,356,813	$1,693,658	$367,021	$(1,481,948)	$1,935,544

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings
Six Months Ended
September 30, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net sales	$—	$1,050,896	$92,904	$—	$1,143,800
Costs and expenses
Costs of products sold (excluding depreciation)	—	520,491	38,811	—	559,302
Selling, distribution and administrative expenses	28,295	362,748	41,405	—	432,448
Depreciation	5,096	37,755	6,922	—	49,773
Amortization	77	2,819	57	—	2,953

Operating income (loss)	(33,468)	127,083	5,709	—	99,324
Interest (expense) income, net	(31,778)	9,002	(1,747)	—	(24,523)
(Discount) gain on securitization of trade receivables	—	(44,473)	42,597	—	(1,876)
Other income (expense), net	29,119	(29,178)	408	—	349

Earnings (losses) before income taxes and minority interest expense	(36,127)	62,434	46,967	—	73,274
Income tax benefit (expense)	12,645	(23,588)	(16,534)	—	(27,477)
Minority interest in the earnings of consolidated affiliate	—	—	(904)	—	(904)
Equity in earnings of subsidiaries	68,375	—	—	(68,375)	—

Net earnings	$44,893	$38,846	$29,529	$(68,375)	$44,893

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Earnings
Six Months Ended
September 30, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net sales	$—	$908,759	$12,749	$—	$921,508
Costs and expenses
Costs of products sold (excluding depreciation)	—	438,022	3,472	—	441,494
Selling, distribution and administrative expenses	26,749	320,098	9,789	—	356,636
Depreciation	3,199	34,691	1,225	—	39,115
Amortization	75	2,767	—	—	2,842

Operating income (loss)	(30,023)	113,181	(1,737)	—	81,421
Interest (expense) income, net	(28,575)	8,435	(590)	—	(20,730)
(Discount) gain on securitization of trade receivables	—	(35,861)	34,192	—	(1,669)
Other income (expense), net	28,944	(29,545)	553	—	(48)

Earnings (losses) before income taxes and equity in earnings of unconsolidated affiliate	(29,654)	56,210	32,418	—	58,974
Income tax benefit (expense)	9,906	(21,334)	(11,506)	—	(22,934)
Equity in earnings of unconsolidated affiliate	1,601	—	—	—	1,601
Equity in earnings of subsidiaries	55,788	—	—	(55,788)	—

Net earnings	$37,641	$34,876	$20,912	$(55,788)	$37,641

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended
September 30, 2004

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash (used in) provided by operating activities	$(20,545)	$100,852	$20,068	$—	$100,375

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,618)	(57,828)	(6,196)	—	(65,642)
Proceeds from sales of plant and equipment	50	1,130	1,020	—	2,200
Proceeds from divestiture	—	828	—	—	828
Business acquisitions and acquisition liability settlements	—	(174,917)	(5,481)	—	(180,398)
Other, net	69	—	(64)	—	5

Net cash used in investing activities	(1,499)	(230,787)	(10,721)	—	(243,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	310,568	—	31,476	—	342,044
Repayment of debt	(183,077)	(1,023)	(29,563)	—	(213,663)
Minority interest	—	—	(904)	—	(904)
Exercise of stock options	11,387	—	—	—	11,387
Dividends paid to stockholders	(6,771)	—	—	—	(6,771)
Cash overdraft	10,555	—	(16)	—	10,539
Intercompany	(120,618)	130,958	(10,340)	—	—

Net cash provided by (used in) financing activities	22,044	129,935	(9,347)	—	142,632

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended
September 30, 2003

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated
Net cash provided by (used in) operating activities	$(10,536)	$65,525	$13,574	$—	$68,563

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,284)	(38,877)	(990)	—	(42,151)
Proceeds from sales of plant and equipment	—	3,133	—	—	3,133
Business acquisitions, holdbacks and other settlements of acquisition related liabilities	—	(5,852)	—	—	(5,852)
Dividends and fees from unconsolidated affiliates	480	—	—	—	480
Other, net	(855)	(1,434)	561	—	(1,728)

Net cash used in investing activities	(2,659)	(43,030)	(429)	—	(46,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	135,260	—	1,201	—	136,461
Repayment of debt	(150,214)	(955)	(702)	—	(151,871)
Dividends paid to common stockholders	(5,866)	—	—	—	(5,866)
Exercise of stock options	7,353	—	—	—	7,353
Cash overdraft	(8,522)	—	—	—	(8,522)
Intercompany	35,184	(21,540)	(13,644)	—	—

Net cash provided by (used in) financing activities	13,195	(22,495)	(13,145)	—	(22,445)

CHANGE IN CASH	$—	$—	$—	$—	$—
Cash – Beginning of year	—	—	—	—	—

Cash – End of year	$—	$—	$—	$—	$—

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

     Airgas, Inc. (the “Company”) had net sales for the quarter ended September 30, 2004 (“current quarter”) of $600 million compared to $460 million for the quarter ended September 30, 2003 (“prior year quarter”). The increase in net sales reflected same-store sales growth, the consolidation of National Welders and acquisitions (principally the acquisition of the U.S. packaged gas business of The BOC Group, Inc. (“BOC”)). Net earnings for the quarter ended September 30, 2004 were $23 million, or $0.30 per diluted share, compared to $19 million, or $0.26 per diluted share, in the prior year quarter. The current quarter included integration expenses of $0.02 per diluted share related to the BOC acquisition. Results for the prior year quarter included insurance-related losses of $0.02 per diluted share from fires at two of the Company’s facilities.

     On July 30, 2004, the Company acquired the assets of the U.S. packaged gas business of BOC for approximately $175 million cash, plus up to $25 million to be paid on or about November 15, 2005. The $25 million contingent portion of the purchase price is based on the Company achieving certain financial targets. The transaction was financed through borrowings on the Company’s U.S. revolving credit facility. The Company acquired the BOC business based on its strategic fit with the Company’s existing packaged gas distribution business and to strengthen its national network by giving it a presence in important new geographies. The acquisition includes more than 120 retail stores, warehouses, fill plants and other operations in 21 states involved in distributing packaged industrial, specialty and medical gases, as well as welding equipment and supplies. The acquired business generated approximately $240 million in revenue in its fiscal year ended September 30, 2003. Approximately 65% of the revenues were from gas sales and cylinder rent, with the remainder from welding hardgoods and supplies. The acquired operations have been predominately included in the Distribution segment.

     In an effort to maintain a high level of uninterrupted service to customers, the Company’s primary focus related to the acquired BOC business was on integrating systems and assimilating new employees into the Company’s operating structure. As a result, net earnings in the current quarter were impacted by integration costs of $0.02 per diluted share.

     For the third fiscal quarter ended December 31, 2004, the Company expects to earn $0.29 to $0.33 per diluted share, including costs of up to $0.02 per diluted share to integrate the BOC acquisition into the Company’s operations.

     Effective December 31, 2003, the Company adopted Financial Accounting Standards Board Interpretation No. 46R, Consolidation of Variable Interest Entities, with respect to its joint venture with National Welders Supply Company, Inc. (“National Welders”) and consolidated this formerly unconsolidated affiliate. For the quarter and six months ended September 30, 2003, National Welders’ operating results were reflected as “Equity in Earnings of Unconsolidated Affiliate.” For the quarter and six months ended September 30, 2004, the operating results of National Welders were reported broadly across the income statement in the “All Other Operations” business segment. National Welders contributed $40 million to net sales and $3 million to operating income in the quarter ended September 30, 2004. For the six months ended September 30, 2004, National Welders contributed sales of $80 million and operating income of $7 million. The consolidation of National Welders had no impact on the Company’s consolidated net earnings.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

STATEMENT OF EARNINGS COMMENTARY

Net Sales

     Net sales increased 30% in the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003 reflecting same-store sales growth, the consolidation of National Welders and acquisitions. Same-store sales growth of 10% in the current quarter continued the momentum in sales growth from the first quarter driven by improved economic conditions. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro-forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. These pro-forma adjustments used in calculating the same-store sales metric are not reflected in the table below. The intercompany eliminations represent sales from the All Other Operations segment to the Distribution segment.

	Three Months Ended
	September 30,
(In thousands)	2004	2003	Increase
Net Sales
Distribution	$512,341	$417,696	$94,645	23%
All Other Operations	100,373	53,472	46,901	88%
Intercompany eliminations	(12,931)	(10,716)	(2,215)

	$599,783	$460,452	$139,331	30%

     The Distribution segment’s principal products and services include industrial, medical and specialty gases; process chemicals; equipment rental and hardgoods. Industrial, medical and specialty gases and process chemicals are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding supplies and equipment, safety products, and industrial tools and supplies.

     Distribution segment sales increased 23% during the current quarter compared to the prior year quarter driven by same-store sales growth and acquisitions (principally the BOC acquisition). The BOC acquisition and other smaller acquisitions generated incremental sales of $47 million. Distribution same-store sales growth of $48 million (10%) resulted from robust sales of hardgoods of $35 million (16%) and gas and rent sales growth of $13 million (5%). Hardgoods sales growth resulted from continued economic strength in the industrial markets served by the Company. Sales volumes were up across nearly all major product lines and predominately drove the growth in hardgoods sales. Hardgoods pricing was also higher in response to price increases from suppliers, principally for filler metals used in welding applications. Strong safety products sales were enhanced by remediation efforts associated with the hurricanes that impacted the southeastern U.S. The distribution of a new catalog contributed to Radnor brand products sales growth. The Company’s core stocking program also fueled hardgoods sales growth. The core stocking program ensures that each branch store is stocked with the most commonly demanded hardgoods products. Gas and rent same-store sales growth resulted primarily from higher gas volumes principally related to small bulk, medical and specialty gases. Increases in welding equipment rentals also contributed to same-store sales growth.

     The All Other Operations segment consists of producers and distributors of gas products, principally of dry ice, carbon dioxide, nitrous oxide and specialty gases. The segment also includes the Company’s National Welders joint venture. All Other Operations’ sales, net of intercompany eliminations, increased $45 million compared to the prior year quarter primarily from the consolidation of National Welders (effective December 31, 2003) and same-store sales growth. National Welders contributed sales of $40 million during the current quarter. Same-store sales increased 7% led by sales volume growth of liquid carbon dioxide and dry ice as well as hardgoods and industrial gas volume gains at National Welders. Volume gains of dry ice were partially mitigated by continued pricing pressure reflecting the competitive dry ice market.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gross Profits

     Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Since some companies may report certain or all of these costs as elements of their Cost of Products Sold, the Company’s gross profits discussed below may not be comparable to those of other entities.

     Gross profits increased 28% resulting from the consolidation of National Welders, gross profit growth derived from higher sales volumes and acquisitions. The gross profit margin decreased 100 basis points to 51.1% in the current quarter compared to 52.1% in the prior year quarter, principally due to robust sales of hardgoods, which carry a lower gross profit margin versus gas and rent sales.

	Three Months Ended
	September 30,
(In thousands)	2004	2003	Increase
Gross Profits
Distribution	$251,339	$210,501	$40,838	19%
All Other Operations	55,363	29,590	25,773	87%

	$306,702	$240,091	$66,611	28%

     The Distribution segment’s gross profits increased $41 million (19%) compared to the prior year quarter. Distribution’s gross profit margin of 49.1% decreased 130 basis points from 50.4% in the prior year quarter. The lower gross profit margin primarily reflects higher same-store sale growth rates for hardgoods, which carry a lower gross profit margin versus gas and rent sales. The Distribution segment’s sales consisted of 50.6% gas and rent compared to 52.1% in the prior year quarter as growing gas sales have lagged the growth in hardgoods. Compared to the first quarter of the current fiscal year, the gross profit margin improved 20 basis points, helped by gas and rent sales contributed by the business acquired from BOC.

     The All Other Operations segment’s gross profits increased $26 million primarily reflecting the consolidation of National Welders. National Welders contributed gross profits of $22 million in the current quarter. The gross profit margin of 55.2% was relatively consistent compared to 55.3% in the prior year quarter.

Operating Expenses

     Selling, distribution and administrative expenses (“SD&A”) consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses. SD&A expenses increased $50 million (28%) primarily from the consolidation of National Welders ($16 million) and acquisitions (primarily of the BOC business). Acquisitions contributed an estimated $23 million in SD&A expense. Higher salaries, benefits and distribution-related expenses accounted for the majority of the remaining increase. The increase in distribution-related expenses resulted from higher fuel, repair and maintenance costs. The current quarter also included $2.5 million associated with integration related expenses, principally to convert the BOC business from its computer system to the Company’s system and to train and orient new BOC employees. The prior year quarter included $2.8 million of insurance-related losses associated with fires at two of the Company’s facilities. As a percentage of net sales, SD&A expenses decreased 60 basis points to 38.1% compared to 38.7% in the prior year quarter.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Depreciation expense of $26 million increased $6 million (30%) compared to $20 million in the prior year quarter. National Welders contributed $3 million and acquisitions contributed $2 million to the increase in depreciation expenses versus the prior year quarter. The remaining increase primarily reflects the impact on depreciation of current and prior year’s capital investments in revenue producing assets, including medical cylinders and bulk tank purchases. Amortization expense of $1.5 million increased $0.2 million (14%) compared to $1.3 million in the prior year quarter due to the amortization of customer lists and non-compete agreements associated with recent acquisitions.

Operating Income

     Operating income increased 25% in the current quarter compared to the prior year quarter driven by higher sales volumes and the consolidation of National Welders. The operating income margin decreased 40 basis points to 8.5% compared to 8.9% in the prior year quarter.

	Three Months Ended
	September 30,
(In thousands)	2004	2003	Increase
Operating Income
Distribution	$37,857	$31,378	$6,479	21%
All Other Operations	13,095	9,383	3,712	40%

	$50,952	$40,761	$10,191	25%

     The Distribution segment’s operating income margin decreased 10 basis points to 7.4% compared to 7.5% in the prior year quarter. The decrease in the operating income margin reflects the lower gross profit margin, described above, partially offset by lower operating expenses as a percentage of net sales.

     The All Other Operations segment’s operating income margin decreased 450 basis points to 13% in the current quarter compared to 17.5% in the prior year quarter. The decline in the operating income margin resulted from the consolidation of National Welders. Although the consolidation of National Welders accounted for a 34% increase in operating income, the lower operating margin of National Welders lowered the operating margin of the segment by 340 basis points.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables of approximately $14 million increased $2.6 million (24%) compared to the prior year quarter. The increase in interest expense primarily resulted from higher debt levels driven by the BOC acquisition. The increase in interest expense was also driven by higher weighted-average interest rates resulting primarily from the March 2004 issuance of $150 million of fixed rate 6.25% senior subordinated notes (the “2004 Notes”) and rising short-term borrowing rates. The proceeds from the issuance of the 2004 Notes were used to refinance $75 million of maturing 7.14% medium-term notes and pay down borrowings on the Company’s U.S. revolving credit facility. The consolidation of National Welders contributed $0.7 million to the increase in interest expense.

     The Company participates in a securitization agreement with two commercial banks to sell up to $200 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $200 million at September 30, 2004, which increased $37 million from March 31, 2004. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As discussed in “Liquidity and Capital Resources” and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk of certain borrowings through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements, the Company’s ratio of fixed to variable interest rates was approximately 48% fixed to 52% variable at September 30, 2004. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s fixed to variable interest rate ratio at September 30, 2004, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1.3 million.

Income Tax Expense

     The effective income tax rate was approximately 38% of pre-tax earnings in the current quarter compared to approximately 39% in the prior year quarter.

Minority Interest and Equity in Earnings of Unconsolidated Affiliates

     In fiscal 2005, the Company modified its presentation of minority interest and equity in earnings of unconsolidated affiliates to improve the presentation of the relationship between earnings before taxes and income tax expense. The new presentation reflects both the minority interest related to National Welders and the equity income recognized in prior periods related to National Welders, net of tax, below income tax expense. This reclassification has been reflected in all prior periods to conform with the new presentation.

Net Earnings

     Net earnings for the quarter ended September 30, 2004 were $23 million, or $0.30 per diluted share, compared to $19 million, or $0.26 per diluted share, in the prior year quarter.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS: SIX MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2003

STATEMENT OF EARNINGS COMMENTARY

Net Sales

     Net sales increased 24% in the six months ended September 30, 2004 (“current period”) compared to the six months ended September 30, 2003 (“prior year period”) reflecting same-store sales growth, the consolidation of National Welders and acquisitions. On a same-store basis, sales increased 9% versus the prior year period driven primarily by growth in hardgoods sales.

	Three Months Ended
	September 30,
(In thousands)	2004	2003	Increase
Net Sales
Distribution	$974,728	$839,551	$135,177	16%
All Other Operations	193,336	102,893	90,443	88%
Intercompany eliminations	(24,264)	(20,936)	(3,328)

	$1,143,800	$921,508	$222,292	24%

     Distribution segment sales increased $135 million (16%) during the current period compared to the prior year period driven by same-store sales growth and acquisitions. Acquisitions, principally the BOC acquisition, generated incremental sales of $58 million compared to the prior year period. Distribution same-store sales growth of $77 million (9%) resulted from higher hardgoods sales of $60 million (14%) and gas and rent sales growth of $17 million (4%). Hardgoods sales growth reflected continued sales momentum from the improving industrial and manufacturing sectors of the economy. The majority of the hardgoods growth was attributable to volume, but there were also higher prices in response to price increases from suppliers, principally for filler metals used in welding applications. Safety products sales increased reflecting the strengthening economy and the continued impact of cross-selling safety products to the Company’s broad base of customers. Other hardgoods product initiatives such as the core stocking program also helped to fuel hardgoods sales. Gas and rent same-store sales growth resulted primarily from higher volumes. Sales of bulk, medical and specialty gases helped drive growth in gas and rent same-store sales. Bulk gas sales were driven by the signing of numerous new customer accounts during the current period. Medical gas and rental revenue reflected increased volumes partially offset by the competitive pricing environment. Rental revenues also contributed to the sales momentum as welding equipment rentals improved driven by power plant construction, retrofits and maintenance.

     All Other Operations’ sales, net of intercompany eliminations, increased $87 million compared to the prior year period. National Welders (consolidated effective December 31, 2003) contributed sales of $80 million during the current period. Same-store sales growth of 7% was led by volume growth of liquid carbon dioxide and dry ice as well as hardgoods and industrial gas volume gains at National Welders. Volume gains of dry ice were mitigated by continued pricing pressure reflecting the competitive dry ice market.

Gross Profits

     Gross profits do not reflect depreciation expense and distribution costs. The Company reflects distribution costs as elements of Selling, Distribution and Administrative Expenses and recognizes depreciation on all its property, plant and equipment on the income statement line item “Depreciation.” Since some companies may report certain or all of these costs as elements of their Cost of Products Sold, the Company’s gross profits discussed below may not be comparable to those of other entities.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Gross profits increased 22% resulting from the consolidation of National Welders, gross profit growth derived from higher sales volumes and acquisitions. The gross profit margin decreased 100 basis points to 51.1% in the current period compared to 52.1% in the prior year period.

	Six Months Ended
	September 30,
(In thousands)	2004	2003	Increase
Gross Profits
Distribution	$477,630	$423,207	$54,423	13%
All Other Operations	106,868	56,807	50,061	88%

	$584,498	$480,014	$104,484	22%

     The Distribution segment’s gross profits increased $54 million (13%) compared to the prior year period driven by sales growth and acquisitions. The Distribution segment’s gross profit margin of 49% decreased 140 basis points from 50.4% in the prior year period. The lower gross profit margin primarily reflects the higher same-store sales growth rates for hardgoods, which carry a lower gross profit margin versus gas and rent sales. In the fourth quarter of the prior year, hardgoods sales began growing at a significantly higher rate than gas and rent sales. That trend has continued through the current fiscal year. The Distribution segment’s sales mix has shifted to 50.0% gas and rent compared to 52.2% in the prior year period.

     The All Other Operations segment’s gross profits increased $50 million primarily reflecting the consolidation of National Welders. National Welders contributed gross profits of $44 million in the current period. The gross profit margin of 55.3% was relatively consistent compared to 55.2% in the prior year period.

Operating Expenses

      SD&A expenses increased $76 million (21%) primarily from the consolidation of National Welders ($31 million) and acquisitions (primarily the BOC acquisition). Acquisitions contributed an estimated $27 million in SD&A expenses. Higher salaries, benefits and distribution-related expenses accounted for the majority of the remaining increase. The increase in distribution-related expenses resulted from higher fuel, repair and maintenance costs. The current period also included costs of $2.9 million associated with the integration of the BOC business into the Company’s operations. The prior year period included $2.8 million of insurance-related losses associated with fires at two of the Company’s facilities. As a percentage of net sales, SD&A expenses decreased 90 basis points to 37.8% compared to 38.7% in the prior year period reflecting management’s focus on controlling expenses.

     Depreciation expense of $50 million increased $11 million (27%) compared to $39 million in the prior year period. National Welders contributed $6 million in additional depreciation expense. The remainder of the increase primarily reflects the current and prior year’s capital investments in revenue producing assets, including medical cylinders and bulk tank purchases. Amortization expense of $2.9 million increased $0.1 million compared to $2.8 million in the prior year period due to the amortization of customer lists and non-compete agreements associated with recent acquisitions.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Income

     Operating income increased 22% in the current period compared to the prior year period driven by higher sales and the consolidation of National Welders. The operating income margin decreased 10 basis points to 8.7% compared to 8.8% in the prior year period.

	Six Months Ended
	September 30,
(In thousands)	2004	2003	Increase
Operating Income
Distribution	$73,786	$64,607	$9,179	14%
All Other Operations	25,538	16,814	8,724	52%

	$99,324	$81,421	$17,903	22%

     The Distribution segment’s operating income margin decreased 10 basis points to 7.6% compared to 7.7% in the prior year period. The decrease in the operating income margin reflects the lower gross profit margin, described above, partially offset by lower operating expenses as a percentage of net sales.

     The All Other Operations segment’s operating income margin decreased 310 basis points to 13.2% in the current period compared to 16.3% in the prior year period. The decline in the operating income margin resulted from the consolidation of National Welders, which carries a lower operating income margin compared to the other businesses in this segment.

Interest Expense and Discount on Securitization of Trade Receivables

     Interest expense, net, and the discount on securitization of trade receivables of $26 million increased $4 million (18%) compared to the prior year period. The increase in interest expense primarily resulted from higher debt levels associated with the BOC acquisition. The increase in interest expense was also driven by higher weighted-average interest rates resulting from the March 2004 issuance of $150 million of fixed rate 6.25% senior subordinated notes and rising short-term borrowing rates. The proceeds from the issuance of the 2004 Notes were used to refinance $75 million of maturing 7.14% medium-term notes and pay down borrowings on the Company’s U.S. revolving credit facility. The consolidation of National Welders contributed $1 million to the increase in interest expense.

     The Company participates in a securitization agreement with two commercial banks to sell up to $200 million of qualifying trade receivables. The amount of outstanding receivables under the agreement was $200 million at September 30, 2004, which increased $37 million from March 31, 2004. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.

Income Tax Expense

     The effective income tax rate was approximately 38% of pre-tax earnings in the current compared to approximately 39% in the prior year period.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Minority Interest and Equity Earnings in Unconsolidated Affiliate

     In fiscal 2005, the Company modified its presentation of minority interest and equity income to improve the presentation of the relationship between earnings before taxes and income tax expense. The new presentation reflects both the minority interest related to National Welders and the equity income recognized in prior periods related to National Welders, net of tax, below income tax expense. This reclassification has been reflected in all prior periods to conform with the new presentation.

Net Earnings

     Net earnings for the six months ended September 30, 2004 were $45 million, or $0.59 per diluted share, compared to $38 million, or $0.51 per diluted share, in the prior year period.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

     Net cash provided by operating activities increased to $100 million for the six months ended September 30, 2004 compared to $69 million in the comparable prior year period. Cash from operations in the current period reflects $10.3 million of cash provided by National Welders. The cash flows of National Welders, in excess of a management fee paid by National Welders to the Company, are not available to the Company. In addition to the impact of National Welders, the increase in cash provided by operating activities reflects higher net earnings, as adjusted for non-cash items, and cash generated by the trade receivables securitization program, partially offset by cash used for working capital requirements. Working capital used more cash in the current period reflecting higher levels of hardgoods inventory and trade receivables in connection with overall sales growth. The Company increased the level of receivables sold under its trade receivables securitization program generating cash of $37 million. Cash flows provided by operating activities were primarily used to fund capital expenditures and acquisitions.

     Cash used in investing activities totaled $243 million in the current period and primarily consisted of cash used for acquisitions and capital expenditures. Acquisitions in the current period primarily consisted of approximately $175 million paid for the BOC acquisition. Capital expenditures of $66 million were $24 million higher than the comparable prior year period driven by spending for cylinders and bulk tanks reflecting continued investment to support the Company’s strategic sales initiatives. Capital expenditures in the current period also included approximately $8 million of real estate and tube trailer lease buyouts under an ongoing program to purchase long-lived assets that are subject to high cost operating leases. The Company expects purchases of leased assets to represent approximately 25% of total capital expenditures in fiscal 2005. The Company estimates capital spending for fiscal 2005 will be in the range of $115 to $130 million.

     Financing activities provided cash of $143 million. Net borrowings under the Company’s revolving credit facilities totaled $128 million, which were used to finance the BOC acquisition. Cash proceeds received from the exercise of stock options totaled $11 million. The Company’s cash overdraft provided cash of $11 million in the current period. The cash overdraft represents the change in the balance of outstanding checks. Dividends paid to stockholders during the current period used cash of $7 million.

     Cash on hand at the end of each period presented was zero. On a daily basis, depository accounts are swept of all available funds. The funds are deposited into a concentration account through which all cash on hand is used to repay debt under the Company’s revolving credit facilities.

     The Company will continue to look for appropriate acquisitions to complement its existing businesses and improve its geographic coverage. Capital expenditures, current debt maturities and any future acquisitions will be funded through the use of cash flow from operations, revolving credit facilities, and other financing alternatives. The Company believes that its sources of financing are adequate for its anticipated needs and that it could arrange additional sources of financing for unanticipated requirements. The cost and terms of any future financing arrangement depend on the market conditions and the Company’s financial position at that time.

Dividends

     The Company’s Board of Directors declared regular quarterly cash dividends of $0.045 per share on May 25, 2004 and August 4, 2004, which were paid to stockholders on June 30, 2004 and September 30, 2004, respectively. On October 19, 2004, the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.045 per share payable December 31, 2004 to stockholders of record as of December 15, 2004. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Instruments

     Pursuant to the requirements of FIN 46R, the Company’s Consolidated Balance Sheet at September 30, 2004 includes the financial obligations of National Welders. National Welders’ financial obligations are non-recourse to the Company, meaning that the creditors of National Welders do not have a claim on the assets of Airgas, Inc. National Welders’ financial obligations are described separately under the heading “Financial Instruments of the National Welders Joint Venture.”

Revolving Credit Facilities

      The Company has unsecured revolving credit facilities with a syndicate of lenders totaling $367 million and $50 million Canadian (U.S. $40 million) under a credit agreement with a maturity date of July 30, 2006. At September 30, 2004, the Company had borrowings under the credit agreement of approximately $146 million and $26 million Canadian (U.S. $21 million). The Company also had commitments under letters of credit supported by the credit agreement of approximately $33 million at September 30, 2004. The variable interest rates of the U.S. and Canadian revolving credit facilities are based on LIBOR and Canadian Bankers’ Acceptance Rates, respectively. At September 30, 2004, the effective interest rates on borrowings under the revolving credit facilities were 3.83% on U.S. borrowings and 4.18% on Canadian borrowings.

     The credit agreement contains covenants that include the maintenance of certain leverage ratios, a fixed charge ratio, and potential restrictions on certain additional borrowing, the amount of dividends declared and paid, and the repurchase of common stock. As provided for in the credit agreement, the computations of the restrictive covenants include pro forma results of acquired businesses. As such, the amount borrowed to finance an acquisition does not reduce the Company’s borrowing capacity by a similar amount. The Company is not in breach of any of these covenants and management believes it is not likely to be in breach of any of these covenants in the foreseeable future. At September 30, 2004, the Company’s maximum additional borrowing capacity under the U.S. credit agreement was $191 million. The Company considers its additional borrowing capacity under the U.S. credit agreement sufficient to meet all reasonably likely liquidity requirements.

     Borrowings under the revolving credit facilities are unconditionally guaranteed on a joint and several basis by certain of the Company’s wholly owned domestic subsidiaries and Canadian borrowings are guaranteed on a joint and several basis by wholly owned foreign subsidiaries. The Company pledged 100% of the stock of its domestic guarantor subsidiaries and 65% of the stock of its foreign guarantor subsidiaries for the benefit of the syndicate of lenders. If the Company’s credit rating is reduced, the Company will be required to grant a security interest in substantially all of the tangible and intangible assets of the Company for the benefit of the syndicate of lenders. In November 2004, Standard and Poor’s raised the Company’s credit rating from “BB” with a positive outlook to “BB+” with a stable outlook.

Term Loan

     At September 30, 2004, the Company had an outstanding term loan with a principal balance of $60 million bearing an effective interest rate of 3.98%. The term loan is due in quarterly installments with a final payment due July 30, 2006. The term loan bears a variable interest rate based on LIBOR plus a spread related to the Company’s credit rating. The term loan is classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the obligation with borrowings under its long-term revolving credit facilities. The term loan is unconditionally guaranteed on a joint and several basis by certain of the Company’s wholly owned domestic subsidiaries. The Company has pledged the stock of its domestic guarantor subsidiaries for the benefit of the lenders providing the term loan.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Medium-Term Notes

     At September 30, 2004, the Company had $100 million of medium-term notes due September 2006 bearing interest at a fixed rate of 7.75%. The medium-term notes are unconditionally guaranteed on a joint and several basis by each of the wholly owned domestic guarantors under the revolving credit facilities. The Company has pledged the stock of its domestic guarantors for the benefit of the note holders.

Acquisition and Other Notes

     The Company’s long-term debt also included acquisition and other notes principally consisting of notes issued to sellers of businesses acquired and are repayable in periodic installments. At September 30, 2004, acquisition and other notes totaled approximately $8 million with interest rates ranging from 4% to 9%.

Senior Subordinated Notes

     In March 2004, the Company issued $150 million of senior subordinated notes (the “2004 Notes”) with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes were sold in accordance with the provisions of Rule 144A under the Securities Act of 1933 (the “Securities Act”). In June 2004, the Company exchanged the 2004 Notes for substantially similar notes registered with the Securities and Exchange Commission in accordance with the Securities Act.

     In addition to the 2004 Notes, at September 30, 2004, the Company had $225 million of senior subordinated notes (the “2001 Notes”) outstanding with a maturity date of October 1, 2011. The 2001 Notes bear interest at a fixed annual rate of 9.125%, payable semi-annually on April 1 and October 1 of each year.

     The 2004 Notes and 2001 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 Notes and 2001 Notes are unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the wholly owned domestic guarantors under the revolving credit facilities. The stock of the Company’s domestic subsidiaries is also pledged to the note holders on a subordinated basis.

Financial Instruments of the National Welders Joint Venture

     National Welders has a credit agreement (the “Credit Agreement”) that provides for available credit up to $100 million secured by certain assets. The Credit Agreement provides for a Term Loan A of $26 million, a Term Loan B of $21 million, a Term Loan C of $9 million, and a revolving credit line of $44 million. Term Loan A is repayable in monthly amounts of $254 thousand with a lump-sum payment of the outstanding balance at maturity in June 2007. Term Loan B matures in July 2006. The revolving credit line matures in June 2006. Interest rates on the Credit Agreement are variable and range from LIBOR plus 150 to 225 basis points based on National Welders’ leverage ratio. The Credit Agreement contains certain covenants which, among other things, limit the ability of National Welders to incur and guarantee new indebtedness, subject National Welders to minimum net worth requirements, and limit its capital expenditures, ownership changes, merger and acquisition activity, and the payment of dividends. In addition, the payment of dividends on National Welders’ common stock is further limited by the joint venture agreement. The payment of dividends on the common stock is subordinate to the payment of a 5% dividend on the preferred stock. Additionally, the common stock dividends must be declared by a vote of the joint venture’s board of directors.

     At September 30, 2004, National Welders had borrowings under its revolving credit line of $8 million, under Term Loan A of $20 million and under Term Loan B of $21 million. There were no amounts borrowed or outstanding under Term Loan C. At September 30, 2004, the effective interest rate for the debt instruments covered under the Credit Agreement was 3.8%. Based on restrictions related to certain leverage ratios, National Welders had additional borrowing capacity under its Credit Agreement of approximately $28 million at September

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

30, 2004. National Welders also had acquisition and other notes of $5 million principally consisting of a note payable to a bank that is secured by a production facility and bears a fixed interest rate of 7%. At September 30, 2004, the production facility that serves as collateral for the note payable had a net book value of $14 million.

     As of September 30, 2004, the following assets served as collateral for Term Loan A and the revolving credit line: net trade receivables of $19 million, net property and equipment of $119 million, net inventory of $10 million, and an investment in Airgas, Inc. common stock of $22 million. In consolidation, the Airgas, Inc. common stock is stated at cost and included in treasury stock. Term Loan B is secured by a $21 million note receivable from the preferred shareholders of National Welders. In consolidation, the note receivable has been netted with the minority interest liability.

Interest Rate Swap Agreements

     The Company and National Welders manage exposure to changes in market interest rates. At September 30, 2004, the Company was party to a total of eight interest rate swap agreements. The swap agreements are with major financial institutions and aggregate $225 million in notional principal amount. Four swap agreements with approximately $100 million in notional principal amount require the Company to make fixed interest payments based on an average effective rate of 3.59% and receive variable interest payments from its counterparties based on three-month LIBOR (average rate of 1.69% at September 30, 2004). The remaining terms of these swap agreements range from between thirteen months and five years. Four swap agreements with approximately $125 million in notional principal amount require the Company to make variable interest payments based primarily on six-month LIBOR plus a credit spread (average effective rate of 3.42% at September 30, 2004) and receive fixed interest payments from its counterparties based on an average effective rate of 8.36%. The remaining terms of these swap agreements range from between two and seven years. The Company monitors its positions and the credit ratings of its counterparties and does not anticipate non-performance by the counterparties.

     National Welders participates in one interest rate swap agreement with a notional principal amount of $21 million on which it makes interest payments based on a fixed rate of 6.72% and receives variable interest payments from its counterparty based on a floating 30-day LIBOR rate of 1.84% at September 30, 2004.

     Including the effect of the interest rate swap agreements and the Company’s financing of the BOC acquisition, the Company’s ratio of fixed to variable interest rates was approximately 48% fixed to 52% variable at September 30, 2004. A majority of the Company’s variable rate debt is based on a spread over the LIBOR. Based on the Company’s fixed to variable interest rate ratio at September 30, 2004, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $1.3 million.

Trade Receivables Securitization

     The Company participates in a securitization agreement with two commercial banks to sell up to $200 million of qualifying trade receivables. The agreement expires in December 2005, but it is the Company’s intention to renew the agreement subject to renewal provisions contained in the agreement. During the three months ended September 30, 2004, the Company sold, net of its retained interest, $928 million of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, $891 million in collections on those receivables. The amount of outstanding receivables under the agreement was $200 million at September 30, 2004 and $163 million at March 31, 2004.

Debt of Grantor Trust

     Since October 1999, the Company has leased certain real estate and equipment from a grantor trust (the “Trust”) under a sale-leaseback arrangement. In July 2003, the Company consolidated the Trust pursuant to FIN 46. At September 30, 2004, the Company had debt associated with the Trust of $41 million recorded on its balance sheet. Interest expense on the debt is based on LIBOR plus an applicable margin. The debt matured in October 2004 and was refinanced with borrowings under the Company’s long-term credit facilities.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations and Off-Balance Sheet Arrangements

See Note 3 to the Consolidated Financial Statements for purchase obligations that the Company entered into in connection with its July 30, 2004 acquisition of the US packaged gas business of The BOC Group, Inc.

See Item 3 of this report for the Company’s estimated future obligations related to its debt, the debt of National Welders, the off-balance sheet trade receivables securitization, interest on debt and estimated future obligations under the Company’s interest rate swap agreements as of September 30, 2004. The Company’s cash outlays for interest approximate interest expense.

AIRGAS, INC. AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER

New Accounting Pronouncements

     There were no new accounting pronouncements that have been issued and not adopted as of the date of this quarterly report on Form 10-Q.

Forward-looking Statements

     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s earnings estimate for the third quarter of fiscal 2005 of $0.29 to $0.33 per diluted share, inclusive of up to $0.02 per diluted share of BOC integration costs; the Company’s estimate that for every increase in LIBOR of 25 basis points, interest expense will increase approximately $1.3 million; the Company’s expectation that purchases of leased assets will represent approximately 25% of total capital expenditures in fiscal 2005; the Company’s estimate that capital spending for fiscal 2005 will be in the range of $115 to $130 million; the identification of acquisition candidates to complement its existing businesses and improve its geographic coverage; the funding of capital expenditures, current debt maturities and any future acquisitions through the use of cash flow from operations, revolving credit facilities and other financing alternatives; the Company’s belief that its sources of financing are adequate for its anticipated needs and its ability to arrange additional sources of financing for unanticipated requirements; the future payment of dividends; the Company’s belief that it is not likely to be in breach of any covenant associated with its revolving credit facilities in the foreseeable future; the Company’s belief that its additional borrowing capacity under its revolving credit facilities is sufficient to meet all reasonably likely liquidity requirements; the Company’s ability and intention to refinance its term loan with borrowings under its long-term revolving credit facilities; the Company’s ability to manage its exposure to interest rate risk through participation in interest rate swap agreements; and the performance of counterparties under interest rate swap agreements.

These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: adverse customer response to the Company’s strategic product sales initiatives; underlying market conditions; adverse changes in customer buying patterns; an economic downturn (including adverse changes in the specific markets for the Company’s products); a decrease in the gross profit margin in the second half of fiscal 2005; higher than estimated interest expense resulting from increases in LIBOR; potential disruption to the Company’s business from integration problems associated with acquisitions; the inability of the Company to successfully integrate and control costs associated with the BOC acquisition; higher or lower transition costs associated with the BOC acquisition than that estimated by the Company; the inability to realize operational synergies associated with the BOC acquisition; the inability of management to control expenses; actual earnings per diluted share falling outside the Company’s estimated range for the third quarter of fiscal 2005; a same-store sales decline in the second half of fiscal 2005; the inability to arrange for additional sources of financing for unanticipated requirements; the inability to generate sufficient cash flow from operations or other sources to fund future acquisitions, capital expenditures, and current debt maturities; capital expenditure requirements that exceed or fall short of the fiscal 2005 estimate; higher or lower purchases of leased assets than those estimated by the Company; the inability to identify, consummate and successfully integrate acquisitions; changes in the Company’s debt levels and/or credit rating which prevent the Company from arranging additional financing as well as negatively impacting earnings; a lack of available cash flow necessary to pay future dividends; the inability to pay dividends resulting from loan covenant restrictions; a breach of loan covenants in future periods; the inability to manage interest rate exposure; unanticipated non-performance by counterparties related to interest rate swap agreements; the inability to take delivery of minimum product purchases under the liquid bulk gas and carbon dioxide supply agreements; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; changes in product prices from gas producers and name-brand manufacturers and suppliers of hardgoods; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not, and will not establish any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. The Company maintains the ratio of fixed to variable rate debt within parameters established by management under policies approved by the Board of Directors. Including the effect of interest rate swap agreements on the Company’s debt and off-balance sheet financing arrangements, the Company’s ratio of fixed to variable rate debt was 48% fixed and 52% variable at September 30, 2004. The ratio includes the effect of the fixed to variable rate debt of National Welders. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.

     The table below summarizes the Company’s market risks associated with long-term debt obligations, interest rate swaps and LIBOR-based agreements as of September 30, 2004. For long-term debt obligations, the table presents cash flows related to payments of principal and interest by fiscal year of maturity. For interest rate swaps and LIBOR-based agreements, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal Year of Maturity
(In millions)	2005 (a)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Fixed Rate Debt:
Medium-term notes	$—	$—	$100	$—	$—	$—	$—	$100	$103
Interest expense	$4	$8	$4	$—	$—	$—	$—	$16
Average interest rate	7.75%	7.75%	7.75%
Acquisition and other notes	$—	$7	$1	$—	$—	$—	$—	$8	$8
Interest expense	$1	$—	$—	$—	$—	$—	$—	$1
Average interest rate	7.57%	8.19%	7.65%
Senior subordinated notes due 2011	$—	$—	$—	$—	$—	$—	$225	$225	$244
Interest expense	$10	$21	$21	$21	$21	$21	$32	$147
Interest rate	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%	9.125%
Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$—	$150	$150	$150
Interest expense	$5	$9	$9	$9	$9	$9	$40	$90
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%
National Welders:
Other notes	$1	$2	$2	$—	$—	$—	$—	$5	$5
Interest expense	$.2	$.2	$.1	$—	$—	$—	$—	$.5
Average interest rate	7.00%	7.00%	7.00%

	Fiscal Year of Maturity
(In millions)	2005 (a)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Variable Rate Debt:
Revolving credit facilities	$—	$—	$167	$—	$—	$—	$—	$167	$167
Interest expense	$3	$6	$2	$—	$—	$—	$—	$11
Interest rate (b)	3.88%	3.88%	3.88%
Term loan	$12	$30	$18	$—	$—	$—	$—	$60	$60
Interest expense	$1	$2	$—	$—	$—	$—	$—	$3
Interest rate (b)	3.98%	3.98%	3.98%
Debt of Grantor Trust (c)	$41	$—	$—	$—	$—	$—	$—	$41	$41
Interest expense	$—	$—	$—	$—	$—	$—	$—	$—
Interest rate	3.13%
National Welders:
Revolving credit facility	$—	$—	$8	$—	$—	$—	$—	$8	$8
Interest expense	$.2	$.3	$.2	$—	$—	$—	$—	$.7
Interest rate (b)	3.84%	3.84%	3.84%
Term loan A	$2	$3	$3	$12	$—	$—	$—	$20	$20
Interest expense	$.4	$.7	$.6	$.2	$—	$—	$—	$1.9
Interest rate (b)	3.84%	3.84%	3.84%	3.84%
Term loan B	$—	$—	$21	$—	$—	$—	$—	$21	$21
Interest expense	$.4	$.8	$.4	$—	$—	$—	$—	$1.6
Interest rate (b)	3.84%	3.84%	3.84%

	Fiscal Year of Maturity
(In millions)	2005 (a)	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Interest Rate Swaps:
4 Swaps Receive Variable/Pay Fixed
Notional amounts	$—	$50	$—	$—	$—	$50	$—	$100	$2
Swap payments/(receipts)	$1	$1	$1	$1	$1	$—	$—	$5
Variable receive rate = 1.69% (3-month LIBOR)
Weighted average pay rate = 3.59%
4 Swaps Receive Fixed/Pay Variable
Notional amounts	$—	$—	$50	$—	$—	$—	$75	$125	$(10)
Swap payments/(receipts)	$(3)	$(6)	$(5)	$(5)	$(5)	$(5)	$(2)	$(31)
Variable pay rate = 3.42% (6-month LIBOR)
Weighted average receive rate = 8.36%
National Welders:
Interest Rate Swap:
1 Swap Receive Variable/Pay Fixed
Notional amount	$—	$—	$21	$—	$—	$—	$—	$21	$2
Swap payments/(receipts)	$.5	$1.0	$.5	$—	$—	$—	$—	$2.0
Variable receive rate = 1.84% (30-day LIBOR)
Weighted average pay rate= 6.72%
Other Off-Balance Sheet LIBOR-based agreement:
Trade receivables securitization (d)	$—	$200	$—	$—	$—	$—	$—	$200	$200
Discount on securitization	$2	$3	$—	$—	$—	$—	$—	$5

(a) Fiscal 2005 financial instrument maturities and interest expense relate to the period October 1, 2004 through March 31, 2005.

(b) The variable rate of U.S. revolving credit facilities and term loan is based on LIBOR as of September 30, 2004. The variable rate of the Canadian dollar portion of the revolving credit facilities is the rate on Canadian Bankers’ acceptances as of September 30, 2004.

(c) The Grantor Trust debt matured on October 8, 2004. The Company refinanced the Grantor Trust debt with its revolving credit facility.

(d) The trade receivables securitization agreement expires in December 2005, but it is the Company’s intention to renew the agreement subject to renewal provisions contained in the agreement.

Limitations of the tabular presentation

     As the table incorporates only those interest rate risk exposures that exist as of September 30, 2004, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.

Foreign Currency Rate Risk

     Canadian subsidiaries of the Company are funded in part with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of September 30, 2004. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of such date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in the periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Changes in Internal Control

     There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the stockholders of the Company was held on August 4, 2004, where the following actions were taken:

(a)	The stockholders voted to elect W. Thacher Brown, Richard C. Ill, and Peter McCausland to the Board of Directors. The votes cast for each Director were as follows:

	No. of Shares
	For	Withheld/Against
W. Thacher Brown	67,632,511	1,532,288
Richard C. Ill	68,031,653	1,133,146
Peter McCausland	65,288,698	3,876,101

In addition to the Board members elected at the annual meeting, the following are directors whose terms in office as directors continued after the meeting: William O. Albertini, James W. Hovey, Lee M. Thomas, Paula A. Sneed, David M. Stout and Robert L. Yohe.

(b)	The stockholders voted to approve an amendment to the 1997 Directors’ Stock Option Plan to increase the number of shares under the plan. The votes cast in regard to the action were as follows:

No. of Shares
For	Withheld/Against	Abstain	Brokers Non-votes
54,460,155	9,765,648	92,007	4,846,989

(c)	The stockholders voted to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2005. The votes cast in regard to the action were as follows:

No. of Shares
For	Withheld/Against	Abstain
68,020,060	1,104,122	40,617

Item 6. Exhibit Listing

Exhibits

     The following exhibits are being filed or furnished as part of this Quarterly Report on Form 10-Q:

Exhibit No.	Description
11	Calculation of earnings per share.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Roger F. Millay as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant and Co-Registrants have duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AIRGAS, INC. (Registrant)	AIRGAS EAST, INC. AIRGAS GREAT LAKES, INC. AIRGAS MID AMERICA, INC.
AIRGAS NORTH CENTRAL, INC.
BY: /s/ Robert M. McLaughlin	AIRGAS SOUTH, INC.
AIRGAS GULF STATES, INC.
Robert M. McLaughlin	AIRGAS MID SOUTH, INC.
Vice President & Controller	AIRGAS INTERMOUNTAIN, INC.
AIRGAS NORPAC, INC.
AIRGAS NORTHERN CALIFORNIA & NEVADA, INC.
AIRGAS SOUTHWEST, INC.
AIRGAS WEST, INC.
AIRGAS SAFETY, INC.
RUTLAND TOOL & SUPPLY CO., INC.
AIRGAS CARBONIC, INC.
AIRGAS SPECIALTY GASES, INC.
NITROUS OXIDE CORP.
RED-D-ARC, INC.
AIRGAS DATA, LLC

(Co-Registrants)

BY: /s/ Robert M. McLaughlin

Robert M. McLaughlin
Vice President

ATNL, INC.

(Co-Registrant)

BY: /s/ Melanie Andrews

Melanie Andrews
President

DATED: November 8, 2004