Form 10-K
period 2009-03-31
AIRGAS EAST INC; AIRGAS INC; AIRGAS GREAT LAKES INC; AIRGAS MID AMERICA INC; AIRGAS NORTH CENTRAL INC; AIRGAS SOUTH INC; AIRGAS INTERMOUNTAIN INC; AIRGAS NOR PAC INC; AIRGAS NORTHERN CALIFORNIA & NEVADA INC; AIRGAS SOUTHWEST INC
filed 2009-06-01
CIK 1158045, 804212, 1158046, 1158047, 1158048, 1158049, 1158051, 1158052, 1158053, 1158054

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______
Commission File No. 1-9344
AIRGAS, INC.
(Exact name of registrant as specified in its charter)

Delaware	56-0732648

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

259 North Radnor-Chester Road, Suite 100
Radnor, Pennsylvania	19087-5283

(Address of principal executive offices)	(Zip Code)
(610) 687-5253
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12 (b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12 (g) of the Act: None.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☑    NO ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑    NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☐   NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the 73,787,315 shares of voting stock held by non-affiliates of the registrant was approximately $3.7 billion computed by reference to the closing price of such stock on the New York Stock Exchange as of the last day of the registrant’s most recently completed second quarter, September 30, 2008. For purposes of this calculation, only executive officers and directors were deemed to be affiliates.
     The number of shares of common stock outstanding as of May 28, 2009 was 81,663,285.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held August 18, 2009 have been incorporated by reference into Part III hereof.

AIRGAS, INC.

PART I
ITEM 1. BUSINESS.
GENERAL
     Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) became a publicly traded company in 1986 and, through its subsidiaries, is the largest U.S. distributor of industrial, medical, and specialty gases (delivered in “packaged” or cylinder form), and hardgoods, such as welding equipment and supplies. Airgas is also one of the largest U.S. distributors of safety products, the largest U.S. producer of nitrous oxide and dry ice, the largest liquid carbon dioxide producer in the Southeast, the fifth largest producer of atmospheric merchant gases in North America and a leading distributor of process chemicals, refrigerants, and ammonia products. The Company markets these products to its diversified customer base through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, eBusiness and independent distributors. Products reach customers through an integrated network of more than 14,000 employees and over 1,100 locations including branches, retail stores, packaged gas fill plants, cylinder testing facilities, specialty gas labs, production facilities and distribution centers. The Company’s national scale and strong local presence offer a competitive edge to its diversified customer base.
     The Company’s consolidated sales were $4.35 billion, $4.02 billion and $3.21 billion in the fiscal years ended March 31, 2009, 2008 and 2007, respectively. The Company’s operations are predominantly in the United States. However, the Company does conduct operations outside of the United States, principally in Canada and, to a lesser extent, Mexico, Russia, Dubai and Europe. Revenues derived from foreign countries are based on the point of sale and were $86 million, $63 million and $51 million in the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Long-lived assets attributable to the Company’s foreign operations represent less than 3.5% of the consolidated total long-lived assets of the Company and were $116 million, $74 million and $56 million at March 31, 2009, 2008 and 2007, respectively.
     Since its inception, the Company has made nearly 400 acquisitions. During fiscal 2009, the Company acquired 14 businesses with aggregate historic annual sales in excess of $205 million. The largest of these businesses, acquired on July 31, 2008, was Refron, Inc., a New York-based distributor of refrigerant gases with historical annual sales of $93 million. Other acquisitions included Oilind Safety, an Arizona-based provider of industrial safety services offering a full array of rental equipment, safety supplies and technical support and training with historical annual sales of $23 million; A&N Plant, a European-based supplier of positioning and welding equipment for sale and rent with historical annual sales of $20 million; and Gordon Woods Industrial Welding Supply, an industrial gas and welding supply distributor with ten locations in the northern Los Angeles area with historical annual sales of $25 million. A total of $274 million in cash was paid for the 14 businesses, including the settlement of holdback liabilities related to prior year acquisitions. The Company acquired the businesses to expand its geographic coverage and strengthen its national distribution network, as well as to strengthen its refrigerant gas offerings, safety product offerings and international presence. See Note 3 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for a description of current and prior year acquisition activity.
     The Company has two reporting segments, Distribution and All Other Operations. During the fourth quarter of fiscal 2009, the Company changed the operating practices and organization of its air separation production facilities and national specialty gas labs. The new operating practices and organization reflect the evolution of these businesses and their role to support the regional distribution companies. The regional distribution companies market to and manage the end customer relationships, coordinating and cross-selling the Company’s multiple product and service offerings in a closely coordinated and integrated manner. As a result of these changes, these businesses are now reflected in the Distribution business segment. Also as a result of an organizational realignment, Airgas National Welders is now part of the Distribution business segment. Segment information from fiscal 2008 and 2007 has been restated to reflect these changes. The Distribution business segment engages in the distribution of industrial, medical and specialty gases and hardgoods, and in the production of gases primarily to supply the regional distribution companies. The All Other Operations business segment consists of six business units which primarily manufacture and distribute carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases. Financial information by business segment can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (“MD&A”), and in Note 23 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data.” A more detailed description of the Company’s business segments follows:
DISTRIBUTION BUSINESS SEGMENT
     The Distribution business segment accounted for approximately 90% of consolidated sales in each of the fiscal years 2009, 2008 and 2007.
Principal Products and Services
     The Distribution business segment’s principal products include industrial, medical and specialty gases sold in packaged and bulk quantities, as well as hardgoods. The Company’s air separation production facilities and national specialty gas labs primarily produce gases that are sold by the Distribution segment’s business units. Business units in the Distribution business segment also recognize rental revenue and distribute hardgoods. Gas sales include nitrogen, oxygen, argon, helium, hydrogen, welding and fuel gases such as acetylene, propylene and propane, carbon dioxide, nitrous oxide, ultra high purity grades, special application blends and process chemicals. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and through the rental of welding and welding related equipment. Gas and rent represented 57%, 56% and 53% of the Distribution business segment’s sales in each of the fiscal years 2009, 2008 and 2007, respectively. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating supplies. Hardgoods sales represented 43%, 44% and 47% of the Distribution business segment’s sales in each of the fiscal years 2009, 2008 and 2007, respectively.
Principal Markets and Methods of Distribution
     The industry has three principal modes of gas distribution: on-site or pipeline supply, bulk or merchant supply, and cylinder or packaged gas supply. Airgas’ market focus has primarily been on packaged gas distribution supplying customers with gases in cylinders and in less than truck load bulk quantities. Generally, packaged gas distributors also sell welding hardgoods. The Company believes the U.S. market for packaged gases and welding hardgoods to be more than $13 billion in annual revenue. Packaged gases and welding hardgoods are generally delivered to customers on Company-owned trucks, although third-party carriers are also used in the delivery of welding and safety products and customers can purchase products at retail branch stores and through catalogs and eBusiness.
     Airgas is the largest distributor of packaged gases and welding hardgoods in the United States, with approximately 25% market share. The Company’s competitors in this market include local and regional independent distributors that serve about half of the market, and large independent distributors and vertically integrated gas producers such as Praxair, Inc. (“Praxair”), Matheson Tri-Gas, Inc., and Liquid Air Corporation of America (“Air Liquide”), which serve the remaining market. Packaged gas distribution is a regional business because it is generally not economical to transport gas cylinders more than 50 to 100 miles. The regionalized nature of the business makes these markets highly competitive. Competition is generally based on reliable product delivery, product availability, technical support, quality, and price. The Company also sells safety equipment. The Company believes the U.S. market for safety equipment is greater than $7 billion annually, of which Airgas’ share is almost 10%.

\

Customer Base
     The Company’s operations are predominantly in the United States. The customer base is diverse and sales are not dependent on a single or small group of customers. The Company’s largest customer accounts for approximately 0.5% of total net sales. The Company estimates the following industry segments account for the indicated percentages of its total net sales:
•	Repair & Maintenance (27%)

•	Industrial Manufacturing (25%)

•	Non-Residential Construction (13%)

•	Medical (9%)

•	Petrochemical (7%)

•	Food Products (6%)

•	Wholesale Trade (4%)

•	Analytical (2%)

•	Utilities and Mining (2%)

•	Transportation (2%)

•	Other (3%).
Supply
     The Company’s internal production capacity includes 16 air separation plants that produce oxygen, nitrogen and argon, making Airgas the fifth largest producer of atmospheric gases in North America. In addition to the Company’s internal production, Airgas purchases industrial, medical and specialty gases pursuant to contracts with national and regional producers of industrial gases. The Company is a party to a long-term take-or-pay supply agreement, in effect through August 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply the Company with bulk nitrogen, oxygen and argon. Additionally, the Company has commitments to purchase helium and hydrogen from Air Products under the terms of the take-or-pay supply agreement. The Company is committed to purchase approximately $55 million annually in bulk gases under the Air Products supply agreement. The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon, helium and acetylene. The agreements expire at various dates through July 2019 and represent almost $50 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. Annual purchases under these contracts are approximately $20 million and they expire at various dates through 2024. The annual purchase commitments above reflect estimates based on fiscal 2009 purchases.
     The supply agreements noted above contain periodic pricing adjustments based on certain economic indices and market analyses. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. The Company believes that if a long-term supply agreement with a major supplier of gases or other raw materials was terminated, it would look to utilize available internal production capacity and to locate alternative sources of supply to meet customer requirements. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to negotiate comparable alternative supply arrangements.

ALL OTHER OPERATIONS
     The All Other Operations business segment consists of six business units. The primary products manufactured and distributed are carbon dioxide, dry ice (solid form of carbon dioxide), nitrous oxide, ammonia and refrigerant gases. The business units reflected in the All Other Operations business segment individually do not meet the thresholds to be reported as separate business segments.
Carbon Dioxide & Dry Ice
     Airgas is the second largest U.S. manufacturer and distributor of liquid carbon dioxide, and the largest U.S. manufacturer and a leading distributor of dry ice. Customers for carbon dioxide and dry ice include food processors, food service businesses, pharmaceutical and biotech industries, and wholesale trade and grocery outlets, with food and beverage applications accounting for approximately 70% of the market. Some seasonality is experienced within this business, as the Company generally experiences a higher level of dry ice sales during the warmer months. With 12 dry ice plants (converting liquid carbon dioxide into dry ice), Airgas has the largest network of dry ice conversion plants in the United States. Additionally, Airgas operates six carbon dioxide production facilities. The Company’s carbon dioxide production capacity is supplemented by long-term take-or-pay supply contracts.
Nitrous Oxide
     Airgas is the largest manufacturer of nitrous oxide gas in North America, with four nitrous oxide production facilities operated by the Company. Nitrous oxide is used as an anesthetic in the medical and dental fields, as a propellant in the packaged food business and in the manufacturing process of certain electronics industries. The raw materials utilized in nitrous oxide production are purchased under contracts with major manufacturers and suppliers.
Specialty Products
     Airgas Specialty Products is a distributor of anhydrous and aqua ammonia. Industrial ammonia applications primarily include the abatement of nitrogen oxide compounds in the utilities industry (“DeNOx”), chemicals processing, commercial refrigeration, water treatment and metal treatment. Airgas Specialty Products operates 24 distribution facilities across the U.S. and purchases ammonia from suppliers under agreements.
Refrigerants
     Refrigerants are used in a wide variety of commercial and consumer freezing and cooling applications. Airgas purchases and distributes refrigerants and provides technical and refrigerant reclamation services. The primary focus of the refrigerants business is on the sale and distribution of refrigerants, with a varied customer base that includes small and large HVAC contractors, facility owners, transportation companies, manufacturing facilities and government agencies. The refrigerants business typically experiences some seasonality, with higher sales levels during the warmer months as well as during the March and April timeframe in preparation for the cooling season.
AIRGAS GROWTH STRATEGIES
     The Company’s primary objective is to maximize shareholder value by driving market-leading sales growth through core and strategic product offerings that leverage the Company’s infrastructure and customer base, by pursuing acquisitions in the Company’s core business and in adjacent businesses, by providing outstanding customer service and by improving operational efficiencies. To meet this objective, the Company is focusing on:
•	markets with high potential growth or low cyclicality such as energy and infrastructure construction, medical, environmental, research, life sciences and food products;

•	strategic product offerings with favorable growth profiles due to application development, increasing environmental regulation, and strong cross-selling opportunities e.g., bulk gases, specialty gases, medical products, carbon dioxide and safety products;
•	a compelling value proposition for customers to reduce their total cost of procurement through our broad product and service offerings and custom engineered solutions;

•	improved training, tools and resources for all associates;

•	reducing costs associated with production, cylinder maintenance and distribution logistics; and

•	acquisitions to complement and expand our business and to leverage our significant national platform.
REGULATORY AND ENVIRONMENTAL MATTERS
     The Company’s subsidiaries are subject to federal and state laws and regulations adopted for the protection of the environment and the health and safety of employees and users of the Company’s products. The Company has programs for the operation and design of its facilities to achieve compliance with applicable environmental regulations. The Company believes that it is in compliance, in all material respects, with such laws and regulations. Expenditures for environmental compliance purposes during fiscal 2009 were not material.
INSURANCE
     The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal 2009, 2008 and 2007, these programs had self-insured retention of $1 million per occurrence. For fiscal 2010, the self-insured retention will remain $1 million per occurrence. The Company accrues estimated losses using actuarial methods and assumptions based on the Company’s historical loss experience.
EMPLOYEES
     On March 31, 2009, the Company employed more than 14,000 associates. Approximately 4% of the Company’s associates were covered by collective bargaining agreements. The Company believes it has good relations with its employees and has not experienced a significant strike or work stoppage in over ten years.
PATENTS, TRADEMARKS AND LICENSES
     The Company holds the following registered trademarks: “Airgas,” “Radnor,” “Gold Gas,” “SteelMIX,” “StainMIX,” “AluMIX,” “Outlook,” “Ny-Trous+,” “Powersource,” “Red-D-Arc,” “RED-D-ARC WELDERENTALS,” “Aspen,” “Gaspro,” “GAIN,” “Walk- O2-Bout,” “Airgas Puritan Medical,” “Penguin Brand Dry Ice,” “Kangaroo Kart,” “National Farm and Shop,” “National/HEF,” “UNAMIX,” “UNAMIG Xtra,” “UNAMIG Six”, and “UNATIG.”
     The Company also holds trademarks for “Airgas National Welders,” “Airgas National Carbonation,” “Airgas National Cryogenics,” “AcuGrav,” “AIM,” “Freshblend,” “Aspen Refrigerants,” “Mastercut,” “Reklaim,” “Safe-T-Cyl,” “When You’re Ready To Weld” and “Your Total Ammonia Solution” and a service mark for “You’ll find it with us.”
     The Company believes that its businesses as a whole are not materially dependent upon any single patent, trademark or license.

EXECUTIVE OFFICERS OF THE COMPANY
          The executive officers of the Company are as follows:

Name	Age	Position
Peter McCausland	59	Chairman of the Board, President and Chief Executive Officer
Michael L. Molinini	58	Executive Vice President and Chief Operating Officer
Robert M. McLaughlin	52	Senior Vice President and Chief Financial Officer
Robert A. Dougherty	51	Senior Vice President and Chief Information Officer
Patrick M. Visintainer	45	Senior Vice President — Sales
Dwight T. Wilson	53	Senior Vice President — Human Resources
Leslie J. Graff	48	Senior Vice President — Corporate Development
Robert H. Young, Jr.	58	Senior Vice President and General Counsel
Max D. Hooper	49	Division President — West
B. Shaun Powers	57	Division President — East
Andrew R. Cichocki	46	Division President — Gas Operations
Thomas M. Smyth (1)	55	Vice President and Controller

(1)	Mr. Smyth serves as the Company’s Principal Accounting Officer, but he is not an executive officer.
     Mr. McCausland has been Chairman of the Board and Chief Executive Officer of the Company since May 1987. Mr. McCausland has also served as President from June 1986 to August 1988, from April 1993 to November 1995, from April 1997 to January 1999, and from January 2005 to present. Mr. McCausland serves as a director of the Fox Chase Cancer Center and the Independence Seaport Museum, and also serves on the Board of Visitors of the College of Arts and Sciences at the University of South Carolina and on the Board of Visitors at the Boston University School of Law.
     Mr. Molinini has been Executive Vice President and Chief Operating Officer since January 2005. Prior to that time, Mr. Molinini served as Senior Vice President — Hardgoods Operations from August 1999 to January 2005 and as Vice President — Airgas Direct Industrial from April 1997 to July 1999. Prior to joining Airgas, Mr. Molinini served as Vice President of Marketing of National Welders Supply Company, Inc. from 1991.
     Mr. McLaughlin has been Senior Vice President and Chief Financial Officer since October 2006 and served as Vice President and Controller since joining Airgas in June 2001 to September 2006. Prior to joining Airgas, Mr. McLaughlin served as Vice President Finance for Asbury Automotive Group from 1999 to 2001, and was a Vice President and held various senior financial positions at Unisource Worldwide, Inc. from 1992 to 1999.
     Mr. Dougherty has been Senior Vice President and Chief Information Officer since joining Airgas in January 2001. Prior to joining Airgas, Mr. Dougherty served as Vice President and Chief Information Officer from August 1998 to December 2000 and as Director of Information Systems from November 1993 to July 1998 of Subaru of America, Inc.
     Mr. Visintainer has been Senior Vice President — Sales since January 1999. Prior to that time, Mr. Visintainer served as Vice President — Sales and Marketing from February 1998 to December 1998 and as President of one of the Company’s subsidiaries from April 1996 to January 1998. Until March 1996, he was employed by BOC Gases and served in various field positions including National Sales Manager – Industrial/Specialty Gases and National Accounts Manager.

     Mr. Wilson was appointed Senior Vice President — Human Resources in January 2004. Prior to joining Airgas, Mr. Wilson served as Senior Vice President, Corporate Resources at DecisionOne Corporation from October 1995 to December 2003.
     Mr. Graff was appointed Senior Vice President – Corporate Development in August 2006. Prior to that, Mr. Graff held various positions since joining the Company in 1989, including Director of Corporate Finance, Director of Corporate Development, Assistant Vice President - Corporate Development, and Vice President – Corporate Development. He has directed the in-house acquisition department since 2001. Prior to joining Airgas, Mr. Graff served with KPMG LLP from 1983 to 1989.
     Mr. Young was appointed Senior Vice President and General Counsel in October 2007. Prior to joining Airgas, Mr. Young was a shareholder of McCausland Keen & Buckman, which he joined in 1985, and served as outside counsel for the Company on many acquisitions and other corporate legal matters. At McCausland Keen & Buckman, Mr. Young focused his practice on general corporate law for both public and private corporations, mergers and acquisitions, and venture capital financing. Mr. Young first joined the law firm in 1985 after beginning his legal career as an attorney at Drinker Biddle & Reath in Philadelphia.
     Mr. Hooper was appointed Division President — West in December 2005. Prior to this role, Mr. Hooper had been President of Airgas West from 1996. Prior to joining Airgas, Mr. Hooper served for three years as General Manager and President of an independent distributor, Arizona Welding Equipment Company, in Phoenix, AZ and nine years with BOC Gases in various sales and management roles. Mr. Hooper began his career with AG Pond Welding Supply in San Jose, CA in 1983.
     Mr. Powers has been Division President — East since joining Airgas in April 2001. Prior to joining Airgas, Mr. Powers served as Senior Vice President of Industrial Gases at AGA from October 1995 to March 2001. Mr. Powers has more than 25 years of experience in the industrial gas industry.
     Mr. Cichocki has been Division President – Gas Operations since July 2008. Prior to that time, Mr. Cichocki served as President of Airgas National Welders and Airgas’ joint venture, National Welders Supply Company, Inc. from 2003. Prior to that, Mr. Cichocki served in key corporate roles for Airgas, including Senior Vice President of Human Resources, Senior Vice President of Business Operations and Planning, and ten years as Vice President of Corporate Development.
     Mr. Smyth has been Vice President and Controller since November 2006. Prior to that, Mr. Smyth served as Director of Internal Audit since joining Airgas in February 2001 and became Vice President in August 2004. Prior to joining Airgas, Mr. Smyth served in internal audit, controller and chief accounting roles at Philadelphia Gas Works from 1997 to 2001. Prior to that, Mr. Smyth spent 12 years with Bell Atlantic, now Verizon, in a variety of internal audit and general management roles and in similar positions during eight years at Amtrak.
COMPANY INFORMATION
     The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the Securities and Exchange Commission (“SEC”) are available free of charge on the Company’s website (www.airgas.com) under the “Investors” section. The Company makes these documents available as soon as reasonably practicable after they are filed with or furnished to the SEC, but no later than the end of the day in which they are filed or furnished to the SEC.

Code of Ethics and Business Conduct
     The Company has adopted a Code of Ethics and Business Conduct applicable to its employees, officers and directors. The Code of Ethics and Business Conduct is available on the Company’s website, under the web pages “Company Information,” “About Airgas,” “Corporate Governance.” Amendments to and waivers from the Code of Ethics and Business Conduct will also be disclosed promptly on the website. In addition, stockholders may request a printed copy of the Code of Ethics and Business Conduct, free of charge, by contacting the Company’s Investor Relations department at:
Airgas, Inc.
Attention: Investor Relations
259 N. Radnor-Chester Rd.
Radnor, PA 19087-5283
Telephone: 610.902.6206
Corporate Governance Guidelines
     The Company adopted Corporate Governance Guidelines as well as charters for its Audit Committee and Governance & Compensation Committee. These documents are available on the Company’s website, noted above. Stockholders may also request a copy of these documents, free of charge, by contacting the Company’s Investor Relations department at the address and phone number noted above.
Certifications
     The certification of the Company’s Chief Executive Officer required by Section 303A.12(a) of The New York Stock Exchange Listed Company Manual relating to the Company’s compliance with The New York Stock Exchange’s Corporate Governance Listing Standards was submitted to the New York Stock Exchange on August 29, 2008.
     The Company has also filed certifications of its Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as exhibits to its annual report on Form 10-K for each of the years ended March 31, 2009, 2008 and 2007.

ITEM 1A. RISK FACTORS.
     In addition to risk factors discussed elsewhere in this report, the Company believes the following, which have not been sequenced in any particular order, are the most significant risks related to our business that could cause actual results to differ materially from those contained in any forward-looking statements.
We face risks related to the current economic conditions, which may impact the demand for and supply of our products and our results of operations.
     Demand for our products depends in part on the general economic conditions affecting the United States and, to a lesser extent, the rest of the world. Although our diverse product offering and customer base help provide relative stability to our business in difficult times, the current weak economic conditions in the United States are broad-based. This general downturn has and may continue to negatively impact the demand for our products and services, as well as, our customers’ ability to fulfill their obligations to us. Falling demand may lead to lower sales volumes, lower pricing and/or lower profit margins. A protracted period of lower product demand and profitability may result in diminished values for both tangible and intangible assets, increasing the possibility of future impairment charges. Further, suppliers may be impacted by the economic downturn, which could impact their ability to fulfill their obligations to us. If current economic conditions continue for significant future periods or deteriorate significantly, our financial condition and cash flows could be adversely affected. Additionally, our growth strategies to maximize shareholder value by driving market-leading sales growth through core and strategic product offerings that leverage our infrastructure may be delayed until current economic conditions improve.
We operate in a highly competitive environment and such competition could negatively impact us.
     The U.S. industrial gas industry operates in a highly competitive environment. Competition is generally based on price, reliable product delivery, product availability, technical support, quality and service. If we are unable to compete effectively with our competitors, we may suffer lower revenue and a loss of market share.
Increases in product and energy costs could reduce our profitability.
     The cost of industrial gases represents a significant percentage of our operating costs. The production of industrial gases requires significant amounts of electric energy. Therefore, industrial gas prices have historically increased as the cost of electric energy increases. Price increases for oil and natural gas have historically resulted in electric energy surcharges. In addition, a significant portion of our distribution expenses consist of diesel fuel costs. Although prices of oil, natural gas and diesel fuel are currently lower than the peaks experienced during fiscal 2009, energy prices may rise again in the future and as a result, increase the cost of industrial gases. While we have historically been able to pass increases in the cost of our products and operating expenses on to our customers, we cannot guarantee our ability to do so in the future, which could negatively impact our operations, financial results or liquidity.
Our financial results may be adversely affected by gas supply disruptions/constraints.
     We are the largest U.S. distributor of industrial, medical and specialty gases in packaged form and have long-term supply contracts with the major gas producers. Additionally, we operate 16 air separation plants, which provide us with substantial production capacity. Both long-term supply contracts and our own production capacity mitigate supply disruptions to various degrees. However, natural disasters, plant shut downs, labor strikes and other supply disruptions may occur within our industry. Regional supply disruptions may create shortages of certain products. Consequently, we may not be able to obtain the products required to meet our customers’ demands or may incur significant cost to ship product from other regions of the country to meet customer requirements. Such additional costs may adversely impact operating results until product sourcing can be restored. In the past, we successfully met customer demand by arranging for alternative supplies and transporting product into an affected region, but we cannot guarantee that we will be successful in arranging alternative product supplies or passing the additional transportation or other costs on to customers in the event of future supply disruptions, which could negatively impact our operations, financial results or liquidity.
Recent turmoil in the U.S. credit markets may impact our ability to obtain financing or increase the cost of future financing.
     As of March 31, 2009, we had total consolidated debt of approximately $1.8 billion, which includes $90 million under a term loan we intend to refinance under our credit facility and $11 million of acquisition notes that mature within the next twelve months. We also participate in a trade receivables securitization agreement with three commercial banks to sell up to $345 million in qualified trade receivables. At March 31, 2009, the amount of outstanding trade receivables sold under the program was $311 million and the agreement matures in March 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7.
     Although the current credit environment has not had a significant adverse impact on our liquidity or cost of borrowing, the availability of funds has tightened and credit spreads on corporate debt have increased. Therefore, obtaining additional or replacement financing may be more difficult and the cost of issuing new debt or replacing a credit facility would likely be at a higher cost than under our current facilities. The higher cost of new debt may limit our ability to finance future acquisitions on terms that are acceptable to us. Additionally, although we actively manage our interest rate risk through derivative and diversified debt obligations, approximately 40% of our debt has a variable interest rate. If interest rates increase, our interest expense could increase significantly, affecting earnings and reducing cash flows available for working capital, capital expenditures and acquisitions.
We may not be successful in integrating acquisitions and achieving intended benefits and synergies.
     We have successfully integrated approximately 400 acquisitions in our history and consider the acquisition and integration of businesses to be a core competency. However, the process of integrating acquired businesses into our operations may result in unexpected operating difficulties and may require significant financial and other resources. Unexpected difficulties may impair our ability to achieve targeted synergies or planned operating results, which could diminish the value of acquired tangible and intangible assets resulting in future impairment charges. Acquisitions involve numerous risks, including:
•	acquired companies may not have an internal control structure appropriate for a larger public company resulting in significant internal control remediations;

•	acquired operations, information systems and products may be difficult to assimilate;

•	acquired operations may not achieve targeted synergies;

•	we may not be able to retain key employees, customers and business relationships of acquired companies; and

•	our management team may have their attention and resources diverted from ongoing operations.

We depend on our key personnel to manage our business effectively and they may be difficult to replace.
     Our performance substantially depends on the efforts and abilities of our senior management team, including our Chairman and Chief Executive Officer, other executive officers and key employees. Furthermore, much of our competitive advantage is based on the expertise, experience and know-how of our key personnel regarding our distribution infrastructure, systems and products. The loss of key employees could have a negative effect on our business, revenues, results of operations and financial condition.
We are subject to litigation risk as a result of the nature of our business, which may have a material adverse effect on our business.
     From time to time, we are involved in lawsuits that arise from our business. Litigation may, for example, relate to product liability claims, vehicle accidents, contractual disputes, or employment matters. The defense and ultimate outcome of lawsuits against us may result in higher operating expenses. Those higher operating expenses could have a material adverse effect on our business, results of operations or financial condition.
We have established insurance programs with significant deductibles and maximum coverage limits which could result in the recognition of significant losses.
     We maintain insurance coverage for workers’ compensation, auto and general liability claims with significant per claim deductibles and, in some policy years, aggregate per claim retentions above those deductibles. In the past, we have incurred significant workers’ compensation, auto and general liability losses. Such losses could impact our profitability. Additionally, claims in excess of our insurance limits could have a material adverse effect on our financial condition, results of operations or liquidity.
Catastrophic events may disrupt our business and adversely affect our operating results.
     Although our operations are widely distributed across the U.S., a catastrophic event such as a fire or explosion at one of the Company’s fill plants or natural disasters, such as hurricanes, tornadoes and earthquakes, could result in significant property losses, employee injuries and third-party damage claims. Additionally, such events may severely impact our regional customer base and supply sources resulting in lost revenues, higher product costs, and increased bad debts.
We are subject to environmental, health and safety regulations that generate ongoing environmental costs and could subject us to liability.
     We are subject to laws and regulations relating to the protection of the environment and natural resources. These include, among other things, reporting on chemical inventories and risk management plans, and management of hazardous substances and wastes, air emissions and water discharges. Violations of existing laws and enactment of future legislation and regulations could result in substantial penalties, temporary or permanent plant closures and legal consequences. Moreover, the nature of our existing and historical operations exposes us to the risk of liabilities to third parties. These potential claims include property damage, personal injuries and cleanup obligations. See Item 1, “Business — Regulatory and Environmental Matters” above.
     More recently, the issue of greenhouse gas emissions has been subject to increased scrutiny, public awareness and evolving legislation, both internationally and in the U.S. Increased regulation of greenhouse gas emissions could impose significant additional costs on us. Until such time that federal legislation is passed in the United States, it will remain unclear as to what industries would be impacted, the period of time within which compliance would be required, the significance of the greenhouse gas emissions reductions and the costs of compliance. At this time, we cannot predict the effect that climate change regulation may have on our financial condition, results of operations or liquidity.

We face risks in connection with our current project to install a new enterprise information system for our business.
     We have initiated a phased implementation project of a new enterprise information system for many aspects of our business. The implementation is a technically intensive process, requiring testing, modifications and project coordination. Although our implementation process includes at least twelve months of design and testing, which is intended to provide minimal business disruption and to minimize conversion risks, we may experience disruptions in our business operations relating to this implementation effort. Such disruptions could result in material adverse consequences, including delays in the design and implementation of the system, loss of information, damage to our ability to process transactions or harm to our control environment, and unanticipated increases in costs.
Market conditions and other uncertainties may unfavorably impact our withdrawal liabilities from multi-employer pension plans.
     We participate in several multi-employer pension plans that provide defined benefits to union employees under the provisions of collective bargaining agreements. The plans generally provide retirement benefits to participants based on their service to contributing employers. As we negotiate changes in collective bargaining agreements and cease making contributions to certain multi-employer pension funds, estimates for withdrawal liabilities must be recorded in our consolidated financial statements. However, the estimates are based on numerous assumptions that continually change and information that is not always current, and can take a number of years to settle. Furthermore, the investment assets in these plans are subject to market fluctuations and may significantly increase potential withdrawal liabilities during market downturns. As a result, increases in future withdrawal liabilities from multi-employer pension plans could have a material adverse effect on our financial condition, results of operations or liquidity.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
     None.

ITEM 2. PROPERTIES.
     The Company operates in 48 states, Canada and to a lesser extent Mexico, Russia, Dubai and Europe. The principal executive offices of the Company are located in leased space in Radnor, Pennsylvania.
     The Company’s Distribution business segment operates a network of multiple use facilities consisting of approximately 850 branches, 325 cylinder fill plants, 65 regional specialty gas laboratories, nine national specialty gas laboratories, one research and development center, two specialty gas equipment centers, 19 acetylene plants and 16 air separation units, as well as six regional distribution centers, various customer call centers, buying centers and administrative offices. The Distribution business segment conducts business in 48 states and internationally in Canada, Mexico, Russia, Dubai and Europe. The Company owns approximately 41% of these facilities. The remaining facilities are primarily leased from third parties. A limited number of facilities are leased from employees and are on terms consistent with commercial rental rates prevailing in the surrounding rental market.
     The Company’s All Other Operations business segment consists of businesses, located throughout the United States, which operate multiple use facilities consisting of approximately 70 branch/distribution locations, seven liquid carbon dioxide and 11 dry ice production facilities, and four nitrous oxide production facilities. The Company owns approximately 25% of these facilities. The remaining facilities are leased from third parties.
     During fiscal 2009, the Company’s production facilities operated at approximately 79% of capacity based on an average daily production period of 15 hours. If required, additional shifts could be run to expand production capacity.
     The Company believes that its facilities are adequate for its present needs and that its properties are generally in good condition, well maintained and suitable for their intended use.
ITEM 3. LEGAL PROCEEDINGS.
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s consolidated financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 2009.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The Company’s common stock is listed on the New York Stock Exchange (ticker symbol: ARG). The following table sets forth, for each quarter during the last two fiscal years, the high and low closing price per share for the common stock as reported by the New York Stock Exchange and cash dividends per share for the period from April 1, 2007 to March 31, 2009:

			Dividends
	High	Low	Per Share
Fiscal 2009

First Quarter	$64.72	$45.98	$0.12
Second Quarter	60.00	44.35	0.12
Third Quarter	47.00	27.45	0.16
Fourth Quarter	40.65	27.09	0.16

Fiscal 2008

First Quarter	$48.23	$41.49	$0.09
Second Quarter	52.05	42.31	0.09
Third Quarter	55.27	45.85	0.09
Fourth Quarter	51.01	40.24	0.12
     The closing sale price of the Company’s common stock as reported by the New York Stock Exchange on May 28, 2009, was $42.04 per share. As of May 28, 2009, there were approximately 458 stockholders of record.
     On May 19, 2009, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.18 per share, which is payable on June 30, 2009 to stockholders of record as of June 15, 2009. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Stockholder Return Performance Presentation
     Below is a graph comparing the yearly change in the cumulative total stockholder return on the Company’s common stock against the cumulative total return of the S&P MidCap 400 Chemicals Index and the S&P MidCap 400 Index for the five-year period that began April 1, 2004 and ended March 31, 2009.
     The Company believes the use of the S&P MidCap 400 Chemicals Index and S&P MidCap 400 Index for purposes of this performance comparison is appropriate because Airgas is a component of the indices and they include companies of similar size as Airgas.
Airgas, Inc.
Comparison of Five Year Cumulative Total Return

	March 31	2004	2005	2006	2007	2008	2009
◆	Airgas	100.00	112.98	186.32	202.36	220.04	165.81
m	S&P MidCap 400 Chemicals	100.00	127.67	131.70	160.70	174.67	116.10
■	S&P MidCap 400	100.00	110.43	134.31	145.65	135.50	86.59

The graph above assumes that $100 was invested on April 1, 2004 in Airgas, Inc. Common Stock, the S&P MidCap 400 Chemicals Index, and the S&P MidCap 400 Index.

ITEM 6. SELECTED FINANCIAL DATA.
     Selected financial data for the Company are presented in the table below and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and the Company’s consolidated financial statements and notes thereto included in Item 8 herein.

	Years Ended March 31,
(In thousands, except per share amounts):	2009 (1)	2008 (2)	2007 (3)	2006 (4)	2005 (5)
Operating Results:
Net sales	$4,349,455	$4,017,024	$3,205,051	$2,829,610	$2,367,782
Depreciation and amortization	220,795	189,775	147,343	127,542	111,078
Operating income	524,868	475,824	341,497	269,142	202,454
Interest expense, net	84,395	89,485	60,180	54,145	51,245
Discount on securitization of trade receivables	10,738	17,031	13,630	9,371	4,711
Loss on debt extinguishment	—	—	12,099	—	—
Other income (expense), net	(382)	1,454	1,556	2,411	1,129
Income taxes	168,265	144,184	99,883	77,866	54,261
Minority interest in earnings of consolidated affiliate	—	(3,230)	(2,845)	(2,656)	(1,808)

Income from continuing operations before the cumulative effect of a change in accounting principle	261,088	223,348	154,416	127,515	91,558
Income (loss) from discontinued operations, net of tax	—	—	—	(1,424)	464
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2,540)	—

Net earnings	$261,088	$223,348	$154,416	$123,551	$92,022

NET EARNINGS PER COMMON SHARE
BASIC
Earnings from continuing operations before the cumulative effect of a change in accounting principle	$3.19	$2.74	$1.98	$1.66	$1.22
Earnings (loss) from discontinued operations	—	—	—	(0.02)	0.01
Cumulative effect of a change in accounting principle	—	—	—	(0.03)	—

Net earnings per share	$3.19	$2.74	$1.98	$1.61	$1.23

DILUTED
Earnings from continuing operations before the cumulative effect of a change in accounting principle	$3.12	$2.66	$1.92	$1.62	$1.19
Earnings (loss) from discontinued operations	—	—	—	(0.02)	0.01
Cumulative effect of a change in accounting principle	—	—	—	(0.03)	—

Net earnings per share	$3.12	$2.66	$1.92	$1.57	$1.20

Dividends per common share declared and paid (6)	$0.56	$0.39	$0.28	$0.24	$0.18

Balance Sheet and Other Data at March 31:
Working capital	$285,510	$132,323	$121,543	$(17,138)	$132,969
Total assets	4,399,537	3,987,264	3,333,457	2,474,412	2,291,863
Current portion of long-term debt	11,058	40,400	40,296	131,901	6,948
Long-term debt	1,750,308	1,539,648	1,309,719	635,726	801,635
Deferred income tax liability, net	565,783	439,782	373,246	327,818	282,186
Other non-current liabilities	79,231	80,104	39,963	30,864	24,391
Minority interest in affiliate	—	—	57,191	57,191	36,191
Stockholders’ equity	1,571,755	1,413,336	1,125,382	947,159	814,172
Capital expenditures for years ended March 31,	351,912	267,378	238,274	208,603	167,977

(1)	Stock-based compensation expense in fiscal 2009 was $20.6 million ($14.1 million after tax), or $0.17 per diluted share.

(2)	As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” the results for fiscal 2008 include a one time, non-cash charge of $2.5 million, or $0.03 per diluted share, related to the National Welders Exchange Transaction through which the joint venture became a 100% owned subsidiary. Also included in the results for fiscal 2008 is a tax benefit of $1.3 million, or $0.01 per diluted share, due to additional guidance issued with respect to a prior year change in Texas state income tax law. Fiscal 2008 acquisition integration costs, principally related to the Linde Bulk Gas and Linde Package Gas acquisitions, were $10.1 million ($6.2 million after tax). Stock-based compensation expense in fiscal 2008 was $16.6 million ($11.3 million after tax), or $0.13 per diluted share.

(3)	As discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to the Company’s Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data,” the results for fiscal 2007 include a charge of $12.1 million ($7.9 million after tax), or approximately $0.10 per diluted share, for the early extinguishment of debt and a tax benefit of $0.02 per diluted share related to a change in Texas state income tax law. The Company also adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, utilizing the modified prospective method in fiscal 2007. Under the modified prospective method, no stock-based compensation expense was reflected in periods prior to fiscal 2007. Stock-based compensation expense in fiscal 2007 was $15.4 million ($10.9 million after tax), or $0.13 per diluted share.

(4)	The results for fiscal 2006 include an after-tax charge of $2.5 million as a result of the adoption of Financial Accounting Standards Board Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which was recorded as a cumulative effect of a change in accounting principle, an after-tax loss of $1.9 million on the divestiture of Rutland Tool, which was reported as a discontinued operation, and an estimated loss of $2.2 million ($1.4 million after tax) related to hurricanes Katrina and Rita. Working capital decreased in fiscal 2006 compared to 2005 primarily due to an increase in the current portion of long-term debt.

(5)	The results for fiscal 2005 include integration costs related to the acquisition of the U.S. packaged gas business of The BOC Group, Inc. and employee separation costs of $6.4 million ($4.0 million after tax). Fiscal 2005 also reflected a full year of National Welders as a consolidated affiliate. See Note 13 to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data.”

(6)	The Company paid its stockholders quarterly cash dividends of $0.12 per share at the end of each of the first two quarters of fiscal 2009. In the third and fourth quarters of fiscal 2009, the Company paid dividends of $0.16 per share. During fiscal 2008, the Company paid regular quarterly cash dividends of $0.09 per share during the first three quarters and $0.12 per share during the fourth quarter. In fiscal 2007, fiscal 2006, and fiscal 2005, the Company paid its stockholders regular quarterly cash dividends of $0.07, $0.06, and $0.045 per share, respectively. On May 19, 2009, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.18 per share, which is payable on June 30, 2009 to stockholders of record as of June 15, 2009. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
RESULTS OF OPERATIONS: 2009 COMPARED TO 2008
OVERVIEW
     Airgas, Inc. and its subsidiaries (“Airgas” or the “Company”) had net sales for the fiscal year ended March 31, 2009 (“fiscal 2009” or “current year”) of $4.3 billion compared to $4.0 billion for the fiscal year ended March 31, 2008 (“fiscal 2008” or “prior year”). The fiscal 2009 net sales reflect a weak sales environment in the fiscal fourth quarter ended March 31, 2009. Fourth quarter sales were $1.0 billion compared to $1.1 billion in the prior year, a decline of 9%. Total same-store sales in the fourth quarter declined 13%, with hardgoods sales down 20% and gas and rent down 8%. Acquisitions contributed 4% sales growth in the quarter. Due to the current year's weak fourth quarter sales environment, management has provided a separate discussion on fourth quarter fiscal 2009 versus fourth quarter fiscal 2008 below.
     For fiscal 2009, net sales increased by 8% driven by the impact of current and prior year acquisitions and same-store sales growth. Acquisitions accounted for 7% of the overall sales growth. Same-store sales growth contributed 1% to the increase in total sales, driven by a 4% increase in pricing, offset by a 3% decrease in sales volumes. Price increases were designed to offset rising product, operating and distribution costs. Lower sales volumes reflect the effects of the slowing economy and the decreased demand experienced in the second half of the fiscal year across all customer and geographic segments. The Company’s strategic products and related growth initiatives mitigated the impact of the economic slow down.
     Operating leverage and the benefit of acquisition synergies resulted in a 30 basis point expansion in the operating income margin to 12.1% in fiscal 2009 compared to 11.8% in the prior year. Net earnings per diluted share grew 17% to $3.12 in fiscal 2009 versus $2.66 in the prior year. The strong performance was driven by good sales growth in the first half of the year and effective management of costs in response to the slowing economy in the second half of the year. Fiscal 2008 included a one-time, non-cash charge of $0.03 per diluted share related to the conversion of National Welders Supply Company, Inc. (“National Welders”) from a joint venture to a 100% owned subsidiary, and $0.01 per diluted share tax benefit related to a change in state tax law.
Acquisitions
     In fiscal 2009 the Company acquired a total of 14 businesses with aggregate historical annual revenues of more than $205 million. The largest of these acquisitions was Refron, Inc. (“Refron”), a New York-based distributor of refrigerant gases with historical annual sales of $93 million, acquired on July 31, 2008. With the acquisition of Refron, the Company formed Airgas Refrigerants, Inc. and merged the newly acquired operations with its existing refrigerant gas business. Airgas Refrigerants, Inc. is reflected in the All Other Operations business segment. Other significant acquisitions included Oilind Safety, a Arizona-based provider of industrial safety services including rental equipment, safety supplies, and technical support and training, with historical annual sales of $23 million; A&N Plant, a European-based supplier of positioning and welding equipment for sale and rent with historical annual sales of $20 million; and Gordon Woods Welding Supply, an industrial gas and welding supply distributor in the northern Los Angeles area with historical annual sales of $25 million. These acquisitions were merged into the operations of the Distribution business segment. The acquisitions expand the Company’s coverage in key geographies, strengthen its national distribution network and broaden its refrigerant gas and safety product offerings. The acquisition of A&N Plant provides for increased international presence and an expansion of the Red-D-Arc rental welder business into Europe.

Financing
     On June 5, 2008, the Company issued $400 million of 7.125% senior subordinated notes at par. The notes are due October 1, 2018 and contain a redemption provision that permits the Company, at its option, to call the notes at scheduled dates and prices. The net proceeds from the offering were used to reduce the outstanding balance under the Company’s existing revolving credit facility.
     As of March 31, 2009, approximately $266 million remained unused under the Company’s revolving credit facility, which matures in July 2011. The Company’s margins of compliance with the financial covenants of the credit facility result in no restrictions on the Company’s ability to borrow on the unused portion of the credit facility.
Stock Repurchase Plan
     In November 2005, the Company’s Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) that provided the Company with the authorization to repurchase up to $150 million of its common stock. During the year ended March 31, 2009 the Company purchased 2.4 million shares for $115.6 million to complete the Repurchase Plan. As of March 31, 2009, the Company has no authorization remaining for any additional treasury share purchases under the plan.
Business Segments
     The Company aggregates its operations, based on products and services, into two reportable business segments, Distribution and All Other Operations. During the fourth quarter of fiscal 2009, the Company changed the operating practices and organization of its air separation production facilities and national specialty gas labs. The new operating practices and organization reflect the evolution of these businesses and their role to support the regional distribution companies. The regional distribution companies market to and manage the end customer relationships, coordinating and cross-selling the Company’s multiple product and service offerings in a closely coordinated and integrated manner. As a result of these changes, these businesses are now reflected in the Distribution business segment. Also as a result of an organizational realignment, Airgas National Welders is now part of the Distribution business segment. Segment information and the prior year income statement commentary have been recast to reflect the realignment of the Company’s business segments.
Enterprise Information System
     The Company signed a license agreement with SAP AG (“SAP”) to implement the SAP enterprise information system for many aspects of the Company’s operations. The design and configuration phase of the project will be completed in approximately 12 months. The implementation phase, which will follow the design phase, is expected to last 24 to 36 months. Upon completion, the Company believes that the system will provide a platform for highly efficient operations and consistent measurement of performance throughout the Company.
Looking Forward
     Prevailing economic conditions offer limited visibility into future sales and earnings, which should be taken into consideration when evaluating the Company’s guidance. Looking forward, the Company expects net earnings for the first quarter ending June 30, 2009 to range from $0.62 to $0.67 per diluted share, a decline of 23% to 17% from the strong first quarter results in fiscal 2009. For the full year 2010, the Company expects earnings per diluted share of $2.60 to $2.90, a decline of 17% to 7% from fiscal 2009.

INCOME STATEMENT COMMENTARY —Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Net Sales
     Net sales decreased 9% to $1.0 billion for the three months ended March 31, 2009 (“current quarter”) compared to the three months ended March 31, 2008 (“prior year quarter”), driven by acquisition growth of 4% and same-store sales decline of 13%. Gas and rent same-store sales declined 8% and hardgoods declined 20%. Volume declines were experienced in both product lines. Strategic products account for about 40% of revenues and include safety products, medical, specialty and bulk gases, as well as carbon dioxide and dry ice. The Company has identified these products as strategic because it believes they have good long-term growth profiles relative to the Company’s core industrial gas and welding products due to favorable end customer markets, application development, increasing environmental regulation, strong cross-selling opportunities or a combination thereof. Many of the strategic products are sold to customers whose growth profile tends to outperform GDP, including medical, life sciences, food processing and environmental markets. The Company believes its focus on these strategic products and markets will help to mitigate the impact of the current recessionary environment. In the aggregate, these products declined 6% on a same-store sales basis in the current quarter compared to the prior year quarter. Growth in medical was offset by slight declines in bulk and specialty gas and by more significant slowing in carbon dioxide and safety products.
     The Company estimates same-store sales growth based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Three Months Ended
Net Sales	March 31,
(In thousands)	2009	2008	Increase/ (Decrease)
Distribution	$893,967	$995,125	$(101,158)	-10%
All Other Operations	103,559	96,201	7,358	8%
Intercompany eliminations	(5,426)	(4,729)	(697)

	$992,100	$1,086,597	$(94,497)	-9%

     The Distribution business segment’s principal products include industrial, medical and specialty gases, and process chemicals; cylinder and equipment rental; and hardgoods. Industrial, medical and specialty gases are distributed in cylinders and bulk containers. Equipment rental fees are generally charged on cylinders, cryogenic liquid containers, bulk and micro-bulk tanks, tube trailers and welding equipment. Hardgoods consist of welding consumables and equipment, safety products, construction supplies, and maintenance, repair and operating (“MRO”) supplies.
     Distribution business segment sales declined 10% compared to the prior year quarter with incremental sales of 2% contributed by current and prior year acquisitions partially offsetting a decline in same-store sales of 12%. The Distribution same-store sales results reflect gas and rent same-store sales decline of 6% and a hardgoods same-store sales decline of 20%. The same-store sales decline reflects volume declines in both gases and hardgoods, partially offset by results of pricing actions executed during the second fiscal quarter and prior year. Both gas and rent and hardgoods volumes were negatively impacted by the slowdown in sales activity related to customers’ extended plant shutdowns and inventory reductions.

     Distribution gas and rent same-store sales declined 6% reflecting volume declines of 10% partially offset by a positive 4% pricing impact. Sales of strategic gas products sold through the Distribution business segment in the current quarter declined 1%. Among strategic products, bulk gas sales were down 2% due to the impact of production slowdowns in the metal fabrication and steel segments, and reduced activity by oil field supply customers. Medical gases were up 2% as hospital, specialty clinics and nursing homes segments continue to grow, while the homecare segment was more of a challenge. Specialty gases were down 1% as plant shutdowns caused general softening in demand. Sales of core industrial gases, which experienced the sharpest volume declines, were down 13% for the quarter. Revenues from the Company’s rental welder business were flat for the quarter with acquisition growth of 16%, offset by a 16% decline in same-store sales.
     Distribution hardgoods same-store sales declined 20% with volumes down 23%, slightly offset by pricing gains. The most significant volume declines were in equipment and welding consumables. Safety product sales declined 14% in the quarter, attributed to extended plant shutdowns during the quarter and inventory reductions. Our Radnor® private label line was down 9% for the quarter, driven by the overall drop in hardgoods volumes.
     The All Other Operations business segment consists of six business units. The primary products manufactured and distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases.
     The All Other Operations business segment sales increased 8% compared to the prior year quarter with a 17% decline in same-store sales offset by acquisitions. Overall, price contributed 3%, while volume declined by 20%, driven largely by the delay in normal pre-season buying patterns for refrigerants.
Gross Profits (Excluding Depreciation)
     Gross profits (excluding depreciation) do not reflect deductions related to depreciation expense and distribution costs. As disclosed in Note 1 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statement and Supplementary Data,” the Company reflects distribution costs as an element of selling, distribution and administrative expenses and recognizes depreciation on all its property, plant and equipment in the Consolidated Statement of Earnings line item, “Depreciation.” Other companies may report certain or all of these costs as elements of their cost of products sold and, as such, the Company’s gross profits (excluding depreciation) discussed below may not be comparable to those of other businesses.
     Consolidated gross profits (excluding depreciation) decreased 3% principally due to a same-store sales decline offset somewhat by acquisition growth. The consolidated gross profit margin (excluding depreciation) in the current quarter increased 310 basis points to 54.9% compared to 51.8% in the prior year quarter. The increase in the gross profit margin (excluding depreciation) was primarily driven by margin expansion in the Distribution business segment resulting from a favorable product mix shift toward gases, which have a higher gross margin than hardgoods, and price increases.

	Three Months Ended
Gross Profits (excluding depreciation)	March 31,
(In thousands)	2009	2008	Increase/ (Decrease)
Distribution	$498,358	$520,956	$(22,598)	-4%
All Other Operations	46,013	41,926	4,087	10%

	$544,371	$562,882	$(18,511)	-3%

     The Distribution business segment’s gross profits (excluding depreciation) decreased 4% compared to the prior year quarter. The Distribution business segment’s gross profit margin (excluding depreciation) was 55.7% versus 52.4% in the prior year quarter, an increase of 330 basis points. The improvement in the Distribution business segment’s gross profit margin (excluding depreciation) largely reflects a shift in sales mix toward gas and rent and from pricing actions implemented in the second quarter of fiscal 2009. As a percentage of the Distribution business segment’s sales, gas and rent increased to 59.8% in the current quarter as compared to 55.7% in the prior year quarter.
     The All Other Operations business segment’s gross profits (excluding depreciation) increased 10% driven primarily by refrigerants, including the addition of Refron and strong growth in ammonia. The All Other Operations business segment’s gross profit margin (excluding depreciation) increased 80 basis points to 44.4% in the current quarter from 43.6% in the prior year quarter. The increase in the All Other Operations business segment’s gross profit margin (excluding depreciation) is driven primarily by margin improvement on ammonia offset by a sales mix shift towards lower-margin refrigerants (driven by the acquisition of Refron).
Operating Expenses
     Selling, distribution and administrative (“SD&A”) expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting, tax and facility-related expenses.
     SD&A expenses declined $11 million, or 3%, in the current quarter as compared to the prior year quarter, primarily driven by an estimated $28 million decline in operating costs offset by an estimated $17 million of incremental operating costs associated with acquired businesses. The $28 million decrease in SD&A expense attributable to factors other than acquisitions was primarily due to a decrease in salaries and wages driven by cost-savings initiatives implemented in response to the weak economic environment and lower variable costs, including distribution expenses which declined as a result of lower sales volumes and a decrease in diesel fuel costs. As a percentage of net sales, SD&A expense increased 220 basis points to 37.5% compared to 35.3% in the prior year quarter driven by the overall decline in sales and by the sales mix shift to gas, which carries higher operating expense and higher gross margins. SD&A expense as a percent of gross margin was 68.4% in the current quarter as compared to 68.1% in the prior year quarter.
     Depreciation expense of $51 million increased $5 million, or 11%, in the current quarter as compared to the prior year quarter. Acquired businesses contributed approximately $2 million of the increase. The balance of the increase primarily reflects current and prior years’ capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants, the New Carlisle, Indiana air separation unit, and branch stores. Amortization expense of $6 million in the current quarter was $4 million higher than the prior year quarter due to additional amortization expense related to the Company’s acquired customer lists.
Operating Income
     Consolidated operating income decreased 13% in the current quarter driven primarily by the significant slowing in sales partially offset by gross margin expansion, achievement of acquisition synergies, operating efficiencies and the impact of cost-reduction efforts. The operating income margin decreased 60 basis points to 11.5% compared to 12.1% in the prior year quarter and also sequentially from the third quarter of fiscal 2009 due to the significant decline in sales.

	Three Months Ended
Operating Income	March 31,
(In thousands)	2009	2008	Increase/ (Decrease)
Distribution	$105,295	$120,656	$(15,361)	-13%
All Other Operations	9,211	10,404	(1,193)	-11%

	$114,506	$131,060	$(16,554)	-13%

     Operating income in the Distribution business segment decreased 13% in the current quarter. The Distribution business segment’s operating income margin decreased 30 basis points to 11.8% compared to 12.1% in the prior year quarter. Operating margin decline was driven by the significant decline in sales partially offset by favorable mix-driven gross profit margin (excluding depreciation) expansion, a continued focus on operating efficiency programs, the attainment of acquisition synergies, and the impact of cost reduction efforts that were implemented in response to slowing sales.
     Operating income in the All Other Operations business segment decreased 11% compared to the prior year quarter. The All Other Operations business segment’s operating income margin of 8.9% was 190 basis points lower than the operating income margin of 10.8% in the prior year quarter. The decline in operating margin resulted principally from a shift in sales mix towards refrigerants (driven by the acquisition of Refron) and declining refrigerant operating margins due to volume declines related to delays in customers’ normal pre-season buying patterns. Increases in production costs related to our carbon dioxide and dry ice businesses also contributed to the overall lower operating margin.
INCOME STATEMENT COMMENTARY —Fiscal Year Ended March 31, 2009 compared to Fiscal Year Ended March 31, 2008
Net Sales
     Net sales increased 8% in fiscal 2009 compared to fiscal 2008 driven by acquisition growth of 7% and same-store sales growth of 1%. Pricing contributed 4% to same stores sales growth, which was largely offset by volume declines of 3%. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Year Ended
Net Sales	March 31,
(In thousands)	2009	2008	Increase
Distribution	$3,918,376	$3,688,966	$229,410	6%
All Other Operations	457,329	343,246	114,083	33%
Intercompany eliminations	(26,250)	(15,188)	(11,062)

	$4,349,455	$4,017,024	$332,431	8%

     Distribution business segment sales increased 6% compared to the prior year driven by sales contributed by both current and prior year acquisitions of $234 million (6%) and flat same-store sales growth. Flat same-store sales reflects growth in gas and rent same-store sales of $66 million (3%), offset by lower hardgoods sales of $70 million (-4%). Same-store sales growth from gas and rent reflect strong strategic product growth which mitigated same-store sales declines in the Company’s industrial gas and welding hardgoods business. The same-store sales declines in the Company’s industrial gas and welding hardgoods business reflects the impact of the economic downturn on manufacturing and the steep decline in demand for equipment and welding consumables experienced in the second half of the fiscal year.

     The Distribution business segment’s gas and rent same-store sales growth of 3% reflects both price increases of 4% and a decline in volume of 1%. Sales of strategic gas products sold through the Distribution business segment increased 8% driven by bulk, medical, and specialty gas sales gains. Bulk gas sales were up 10% reflecting both price and volume increases. Volume growth benefited from new production capabilities and the Company’s ability to engineer solutions for customer applications, leading to an increase in new bulk accounts during the year. Medical gas sales grew 7% attributable to continued success with the hospital, physician, and dental care markets. These markets continue to perform well and have good future growth prospects. Strong specialty gas sales growth of 8% was driven by demand from key customers in bio-tech, life sciences, research, and environmental monitoring markets. Sales of core industrial gases were down 1%. Revenues from the Company’s rental welder business contributed growth of 21% with acquisition growth of 22%, offset by a 1% decline in same-store sales.
     The decline in hardgoods same-store sales of 4% reflects a combination of price gains and volume declines, with pricing adding about 3%, offset by a 7% volume decline. The Company’s successful RADNOR® private label brand of products generated sales growth of 21% in the current year, reaching a total of $192 million. Sales of safety products increased 1% resulting from the success of the telemarketing operations (telesales) and effective cross-selling of safety products to new and existing customers helping to mitigate the significant decline in fourth quarter sales related to the economic downturn.
     Fiscal 2009 sales of the All Other Operations business segment increased $114 million (33%) compared to the prior year resulting from acquisitions and same-store sales growth. Acquisitions contributed 23% to the segment’s sales growth, which was primarily driven by $55 million in sales contributed by Refron, now a part of Airgas Refrigerants, which was acquired on July 31, 2008. Same-store sales growth of 10% was driven by sales gains of anhydrous ammonia, and carbon dioxide products.
Gross Profits (Excluding Depreciation)
     Gross profits (excluding depreciation) increased 10% principally from acquisitions and gas and rent sales growth. The consolidated gross margin (excluding depreciation) in the current year increased 100 basis points to 53% compared to 52% in the prior year, with the increase driven primarily by a favorable shift in product mix towards higher-margin gas and rent as well as the impact of pricing.

	Year Ended
Gross Profits (excluding depreciation)	March 31,
(In thousands)	2009	2008	Increase
Distribution	$2,105,251	$1,918,966	$186,285	10%
All Other Operations	199,184	168,795	30,389	18%

	$2,304,435	$2,087,761	$216,674	10%

     The Distribution business segment’s gross profits (excluding depreciation) increased 10% compared to the prior year. The Distribution business segment’s gross profit margin (excluding depreciation) was 53.7% versus 52.0% in the prior year. The 170 basis point increase in the gross profit margin (excluding depreciation) reflected the favorable shift in product mix toward gas and rent as well as the impact of price increases. Gas and rent as a percentage of the Distribution business segment’s sales was 57.2% in the current year as compared to 55.5% in the prior year.
     The All Other Operations business segment’s gross profits (excluding depreciation) increased 18% primarily from strong growth of anhydrous ammonia, refrigerant, and carbon dioxide products. The segment’s gross margin decreased 560 basis points to 43.6% versus 49.2% in the prior year driven by additional refrigerants, which have lower gross profit margins (excluding depreciation) than the other businesses in the All Other Operations business segment.

Operating Expenses
     As a percentage of net sales, SD&A expense increased 40 basis points to 35.8% compared to 35.4% in the prior year reflecting the impact of the deteriorating business climate in the second half of fiscal 2009. SD&A expenses increased $137 million (10%) primarily from operating costs of acquired businesses. Acquisitions contributed estimated incremental SD&A expenses of approximately $105 million in the current year. The increase in SD&A expense attributable to factors other than acquisitions was approximately $32 million, or an increase of 2%, primarily due to salaries and wages and distribution-related expenses primarily related to the higher sales levels in the first half of fiscal 2009.
     Depreciation expense of $198 million increased $22 million (13%) compared to the prior year. Acquired businesses added approximately $10 million to depreciation expense. The remainder of the increase primarily reflects the current and prior year’s capital investments in revenue generating assets to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants, the New Carlisle, Indiana air separation unit in late fiscal 2009, and branch stores. Amortization expense of $23 million was $9 million (63%) higher than the prior year driven by the amortization of customer lists and non-compete agreements associated with acquisitions.
Operating Income
     Operating income increased 10% in the current year driven by higher sales levels and improvement of operating income margins. The operating income margin increased 30 basis points to 12.1% compared to 11.8% in the prior year.

	Year Ended
Operating Income	March 31,
(In thousands)	2009	2008	Increase
Distribution	$469,888	$425,922	$43,966	10%
All Other Operations	54,980	49,902	5,078	10%

	$524,868	$475,824	$49,044	10%

     Operating income in the Distribution business segment increased 10% in the current year. The Distribution business segment’s operating income margin increased 50 basis points to 12.0% compared to 11.5% in the prior year. The operating margin improvement reflects lower integration expenses which contributed 20 basis points, gross profit margin (excluding depreciation) expansion resulting from pricing actions during the year and a shift in product mix toward higher margin gas and rent and attainment of acquisition synergies and cost savings from expense reduction and operating efficiency programs.
     Operating income in the All Other Operations business segment increased 10% compared to the prior year, principally driven by strong growth in ammonia. The segment’s operating income margin of 12.0% was 250 basis points lower than 14.5% in the prior year. The margin decline resulted from margin pressure on ammonia products in the first half of the year and from a shift in sales mix toward refrigerants, which carry a lower margin than other products in the segment. The shift in product mix toward refrigerants was driven by the acquisition of Refron.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $95 million representing a decrease of 11% compared to the prior year. The decrease primarily resulted from lower weighted-average interest rates related to the Company’s variable rate debt instruments, partially offset by higher average debt levels associated with acquisitions and the Company’s share repurchases.

     The Company participates in a securitization agreement with three commercial banks to sell up to $345 million of qualifying trade receivables ($360 million at March 31, 2008). The amount of outstanding receivables under the agreement was $311 million at March 31, 2009 versus $360 million at March 31, 2008. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.
     As discussed in “Liquidity and Capital Resources” and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable rate debt at March 31, 2009 was 58% fixed to 42% variable. A majority of the Company’s variable rate debt is based on a spread over the London Interbank Offered Rate (“LIBOR”). Based on the Company’s fixed to variable interest rate ratio, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately $2.2 million.
Income Tax Expense
     The effective income tax rate in fiscal 2009 was 39.2% of pre-tax earnings in the current year compared to 38.9% in the prior year. The prior year period includes a $0.01 per diluted share tax benefit associated with a change in the Texas state income tax law, which reduced the effective tax rate by 0.3%. The prior year tax benefit was based on additional guidance issued by the state of Texas regarding a prior year change in law. These tax benefits reflect the reduction of deferred tax liabilities previously established for temporary differences under the prior state tax law.
Net Earnings
     Net earnings were $261 million, or $3.12 per diluted share, compared to $223 million, or $2.66 per diluted share, in the prior year. The prior year included $0.06 of integration expense primarily associated with the June 30, 2007 acquisition of Linde’s U.S. packaged gas business, a one-time, non-cash charge of $0.03 per diluted share related to the conversion of National Welders from a joint venture to a 100% owned subsidiary, and $0.01 per diluted share tax benefit related to a change in Texas state income tax law.

RESULTS OF OPERATIONS: 2008 COMPARED TO 2007
OVERVIEW
     Airgas had net sales for fiscal 2008 of $4.0 billion compared to $3.2 billion for the fiscal year ended March 31, 2007 (“fiscal 2007”). Net sales increased by 25% in fiscal 2008 driven by the impact of acquisitions and strong same-store sales growth. Acquisitions accounted for 18% of overall sales growth, primarily driven by the two Linde AG acquisitions, described below. Same-store sales growth contributed 7% to the increase in total sales, driven equally by pricing and higher sales volumes. Sales growth related to pricing reflected price increases, which were designed to offset rising product, operating and distribution costs. Higher sales volumes resulted from continued strength in the following: energy and infrastructure construction, medical, food products, environmental, analytical and life sciences customer segments, as well as modest growth of other industrial markets served by the Company. The Company’s strategic products and related growth initiatives, described below, also contributed significantly to overall sales growth in fiscal 2008.
     Strong operating leverage on sales growth resulted in a 110 basis point expansion in the operating income margin to 11.8% in fiscal 2008 compared to 10.7% in fiscal 2007. Net earnings per diluted share grew 39% to $2.66 in fiscal 2008 versus $1.92 in fiscal 2007. Fiscal 2008 included a one-time, non-cash charge of $0.03 per diluted share related to the conversion of National Welders from a joint venture to a 100% owned subsidiary, and $0.01 per diluted share tax benefit related to a change in state tax law. Fiscal 2007 included a charge of approximately $0.10 per diluted share from the redemption of the Company’s 9.125% senior subordinated notes and a $0.02 per diluted share tax benefit from a change in state income tax law.
Acquisitions
     Fiscal 2008 was a landmark acquisition year for the Company with a total of 18 businesses acquired that generate aggregate historical annual revenues of more than $500 million. The largest of these acquisitions was the June 30, 2007 acquisition of the U.S. packaged gas operations of Linde AG (“Linde Packaged Gas”) for $310 million in cash. The acquisition of Linde Packaged Gas included 130 locations in 18 states, with more than 1,400 employees. The acquired business is involved in the distribution of packaged gases and related hardgoods. Linde Packaged Gas generated $346 million in annual revenues during calendar year 2006. The Linde Packaged Gas business was merged into the operations of the Distribution business segment. In addition, during fiscal 2008, the Company acquired 17 other businesses and settled acquisition holdback liabilities for cash consideration of $170 million. These other acquired businesses generated aggregate historical annual revenues of more than $160 million.
     Fiscal 2008 financial results also reflect the impact of fiscal 2007 acquisitions. The most significant of these was the March 9, 2007 acquisition of the divested U.S. bulk gas assets of Linde AG (“Linde Bulk Gas”) for $495 million in cash. The Linde Bulk Gas acquisition included eight air separation plants and related bulk gas business with about 300 employees. The acquired business produces and distributes oxygen, nitrogen and argon and generated $176 million in annual revenues during calendar year 2006. The acquired business was renamed “Airgas Merchant Gases” and is reflected in the Company’s Distribution business segment. Additionally, most of the acquired Linde Bulk Gas customers and related service equipment were transferred to the regional distribution companies.
National Welders Exchange Transaction
     On July 3, 2007, the preferred stockholders of National Welders exchanged their preferred shares of National Welders for 2.471 million shares of Airgas common stock (the “National Welders Exchange Transaction”). Upon the exchange, National Welders, formerly a consolidated joint venture, became a

100% owned subsidiary of Airgas and is reflected in the Company’s Distribution business segment. As part of the negotiated exchange, in addition to the shares of Airgas common stock the preferred stockholders had the option to acquire, the Company issued an additional 144 thousand Airgas shares (included in the 2.471 million shares) to the preferred stockholders, which resulted in a one-time net after-tax charge of $2.5 million, or $0.03 per diluted share. In connection with the National Welders Exchange Transaction, the Company amended its senior credit facility to increase the size of its U.S. dollar revolving credit line by $100 million to refinance National Welders’ debt assumed in the transaction. See Note 13 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data” for a description of the National Welders Exchange Transaction.
Supply Constraints
     During fiscal 2008, the industrial gas industry was working through supply constraints related to certain gases, such as helium, argon and carbon dioxide. Throughout fiscal 2008, there was an industry-wide helium shortage resulting in a significant increase in helium costs and reduced volumes available for sale. Toward the end of fiscal 2008, the Company’s helium supply constraints had been mitigated through new supply agreements and relaxed allocations. The Company’s position in argon was also constrained, but had improved toward the end of fiscal 2008, as new sources had eased some of the supply issues and gas production capacity is at its highest during the winter months due to lower ambient air temperatures.
     In some areas of the country, carbon dioxide had also been under pressure, as old supply sources had been depleted without being replaced. In October 2007, the Company announced an agreement with Shell Oil to build a 450 ton-per-day plant in Deer Park, Texas, to better serve the Houston and South Texas areas. The Deer Park plant began operating in March 2009.
Reinstated Stock Repurchase Plan
     In November 2005, the Company’s Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) that provided the Company with the authorization to repurchase up to $150 million of its common stock. The Repurchase Plan was suspended in July 2006 while the Company consummated its acquisitions of Linde AG’s U.S. bulk and packaged gas assets. In March 2008, the Company reinstated its Repurchase Plan and repurchased 496 thousand shares for $21.6 million.

INCOME STATEMENT COMMENTARY
Net Sales
     Net sales increased 25% in fiscal 2008 compared to fiscal 2007 driven by acquisition growth of 18% and strong same-store sales growth of 7%. Pricing and volume sales gains contributed equally to same-store sales growth. The Company estimates same-store sales based on a comparison of current period sales to prior period sales, adjusted for acquisitions and divestitures. The pro forma adjustments consist of adding acquired sales to, or subtracting sales of divested operations from, sales reported in the prior period. The table below reflects actual sales and does not include the pro forma adjustments used in calculating the same-store sales metric. The intercompany eliminations represent sales from the All Other Operations business segment to the Distribution business segment.

	Year Ended
Net Sales	March 31,
(In thousands)	2008	2007	Increase
Distribution	$3,688,966	$2,939,285	$749,681	26%
All Other Operations	343,246	277,729	65,517	24%
Intercompany eliminations	(15,188)	(11,963)	(3,225)

	$4,017,024	$3,205,051	$811,973	25%

     Distribution business segment sales increased 26% in fiscal 2008 compared to fiscal 2007 driven by sales contributed by both fiscal 2008 and fiscal 2007 acquisitions of $516 million (19%) and same-store sales growth of $234 million (7%). Sales growth from acquired businesses was principally attributable to the Linde Bulk Gas and Linde Packaged Gas acquisitions. The increase in Distribution same-store sales resulted from gas and rent same-store sales growth of $147 million (8%) and higher same-store hardgoods sales of $87 million (6%). Strong same-store sales growth in the Company’s core gas and welding hardgoods business reflected broad-based demand from industrial markets as well as strong demand in the energy and infrastructure construction sectors, which include projects such as power plants, refineries, pipelines, water treatment plants, bridges and airports. The Distribution business segment’s sales were also driven by strong sales growth of strategic products, including medical, bulk and specialty gases, as well as safety products.
     The Distribution business segment’s gas and rent same-store sales growth of 8% reflects both price increases and volume growth, which contributed equally to sales growth. Sales of strategic gas products increased 12% driven by bulk, medical and specialty gas sales gains. Bulk gas sales volumes were up 14% reflecting volume growth from enhanced production capabilities and expanded geographic market coverage associated with the Linde Bulk Gas acquisition. The Company’s strong position as a bulk gas distributor also helped increase the number of new bulk customer contracts signed during the year. Medical gas sales grew 9% attributable to continued success with the hospital, physician and dental care markets. The Walk-O2-Bout® medical cylinder program tailored for the respiratory therapy market also contributed to medical gas sales. Strong specialty gas sales growth of 12% was driven by demand from key customers in bio-tech, life sciences, research and environmental monitoring markets. Rental revenues benefited from the Company’s rental welder business that generated 24% same-store sales growth in fiscal 2008. The Company’s rental welder business was helped by its sales concentration in energy and infrastructure construction.
     Hardgoods same-store sales growth of 6% reflected both volume and price gains, which contributed about equally to growth. The Company’s successful RADNOR® private label brand of products generated sales growth of 24% in fiscal 2008, reaching a total of $159 million. Sales of Radnor brand products were helped by the stocking of these products in the branch stores obtained from the Linde Packaged Gas acquisition. Same-store sales of safety products increased 8% resulting from the success of the telemarketing operations (telesales) and effective cross-selling of safety products to new and existing customers.
     Fiscal 2008 net sales of the All Other Operations business segment increased $66 million (24%) compared to fiscal 2007 resulting from acquisitions and same-store sales growth. Acquisitions contributed 10% to the segment’s sales growth, including refrigerant businesses which contributed $37 million to acquired sales. Same-store sales growth of 14% was driven by sales gains of anhydrous ammonia, refrigerant and carbon dioxide products. Sales volume gains of ammonia resulted from strong demand from customers in the chemical production industry. Sales growth of refrigerants was driven by higher volumes, particularly in the fourth quarter of fiscal 2008, as customers sourced product in advance of the warmer summer months. Sales growth of carbon dioxide and dry ice reflected continued success in the food processing, food and beverage service, pharmaceutical and biotech industries.
Gross Profits (Excluding Depreciation)
     Gross profits (excluding depreciation) increased 27% principally from acquisitions and sales growth. The gross profit margin (excluding depreciation) for fiscal 2008 increased 90 basis points to 52.0% compared to 51.1% for fiscal 2007, with the increase driven primarily by a favorable shift in product mix towards higher-margin gas as well as the impact of pricing.

	Year Ended
Gross Profits (excluding depreciation)	March 31,
(In thousands)	2008	2007	Increase
Distribution	$1,918,966	$1,494,081	$424,885	28%
All Other Operations	168,795	143,738	25,057	17%

	$2,087,761	$1,637,819	$449,942	27%

     The Distribution business segment’s gross profits (excluding depreciation) for fiscal 2008 increased 28% compared to fiscal 2007. The Distribution business segment’s gross profit margin (excluding depreciation) was 52.0% for fiscal 2008 versus 50.8% for fiscal 2007. The 120 basis point increase in the gross profit margin (excluding depreciation) reflected the favorable shift in product mix toward gas and rent as well as the impact of price increases. Gas and rent as a percentage of the Distribution business segment’s sales was 55.5% in fiscal 2008 as compared to 53.1% in fiscal 2007.
     The All Other Operations business segment’s gross profits (excluding depreciation) increased 17% for fiscal 2008 as compared to fiscal 2007. The increase in gross profits (excluding depreciation) was primarily driven by acquisitions as well as strong sales growth of anhydrous ammonia, refrigerant and carbon dioxide products. The segment’s gross profit margin (excluding depreciation) decreased 260 basis points to 49.2% in fiscal 2008 versus 51.8% in fiscal 2007. The lower profit gross margin (excluding depreciation) was driven by a change in sales mix that included higher refrigerants sales as a result of acquisitions. Refrigerant gases typically sell at lower margins than other products in this business segment.
Operating Expenses
     As a percentage of net sales, SD&A expense decreased 40 basis points to 35.4% in fiscal 2008 compared to 35.8% in fiscal 2007 reflecting improved cost leverage and effective cost management. SD&A expenses increased $273 million (24%) primarily from operating costs of acquired businesses and higher variable expenses associated with the growth in sales volumes. Acquisitions contributed estimated incremental SD&A expenses of approximately $186 million in fiscal 2008, including integration expenses of $10 million principally related to the Linde Packaged Gas acquisition. The increase in SD&A expense attributable to factors other than acquisitions was approximately $87 million, or an increase of 8%, primarily due to salaries, wages and distribution-related expenses. The increase in salaries and wages reflected increased operational headcounts, wage inflation, and overtime to fill cylinders, deliver products and operate facilities to meet increased customer demand. The increase in distribution expenses was attributable to higher fuel and vehicle repair and maintenance costs. Higher fuel and vehicle maintenance costs were related to the increase in miles driven to support sales growth. Average diesel fuel prices in fiscal 2008 were also higher versus fiscal 2007.
     Depreciation expense of $176 million increased $37 million (27%) for fiscal 2008 compared to fiscal 2007. Acquired businesses added approximately $28 million to depreciation expense. The remainder of the increase primarily reflects capital investments in revenue generating assets during both fiscal 2008 and fiscal 2007 to support customer demand, primarily cylinders, bulk tanks and rental welders, as well as the addition of new fill plants and branch stores. Amortization expense of $14 million in fiscal 2008 was $5 million (64%) higher than fiscal 2007 driven by the amortization of customer lists and non-compete agreements associated with acquisitions.
Operating Income
     Operating income increased 39% for fiscal 2008 driven by higher sales levels and margin improvement. Improved cost leverage on sales growth was the primary contributor to a 110 basis point increase in the operating income margin to 11.8% for fiscal 2008 compared to 10.7% for fiscal 2007. Acquisition integration costs, principally associated with the Linde Packaged Gas acquisition, reduced the operating income margin by approximately 25 basis points.

	Year Ended
Operating Income	March 31,
(In thousands)	2008	2007	Increase
Distribution	$425,922	$298,565	$127,357	43%
All Other Operations	49,902	42,932	6,970	16%

	$475,824	$341,497	$134,327	39%

     Operating income in the Distribution business segment increased 43% for fiscal 2008. The Distribution business segment’s operating income margin increased 130 basis points to 11.5% in fiscal 2008 compared to 10.2% in fiscal 2007. The significant margin improvement was driven by continued operating profit leverage on sales growth, effective management of costs and pricing, and the Linde Bulk Gas acquisition. Acquisition integration costs, primarily related to the Linde Packaged Gas acquisition, reduced the Distribution business segment’s operating income margin by approximately 25 basis points.
     Operating income in the All Other Operations business segment increased 16% for fiscal 2008 compared to fiscal 2007, principally driven by acquisitions. The segment’s operating income margin of 14.5% in fiscal 2008 was 100 basis points lower than 15.5% in fiscal 2007. The decline in the operating income margin reflected the lower gross margins attributable to the shift in sale mix to lower-margin refrigerants gases.
Interest Expense and Discount on Securitization of Trade Receivables
     Interest expense, net, and the discount on securitization of trade receivables totaled $107 million in fiscal 2008 representing an increase of 44% compared to fiscal 2007. The increase primarily resulted from higher average debt levels associated with acquisitions and a larger securitization program, partially offset by lower weighted-average interest rates related to the Company’s variable rate debt instruments and the refinancing of the 9.125% senior subordinated notes in fiscal 2007. See the discussion of the refinancing of the senior subordinated notes under the section Loss on Debt Extinguishment, below.
     The Company participated in a securitization agreement with three commercial banks to sell up to $360 million at March 31, 2008 and up to $285 million at March 31, 2007 of qualifying trade receivables. The amount of outstanding receivables under the agreement was $360 million at March 31, 2008 versus $264 million at March 31, 2007. Net proceeds from the sale of trade receivables were used to reduce borrowings under the Company’s revolving credit facilities. The discount on the securitization of trade receivables represents the difference between the carrying value of the receivables and the proceeds from their sale. The amount of the discount varies on a monthly basis depending on the amount of receivables sold and market rates.
     As discussed in “Liquidity and Capital Resources” and in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” the Company manages its exposure to interest rate risk through participation in interest rate swap agreements. Including the effect of the interest rate swap agreements and the trade receivables securitization, the Company’s ratio of fixed to variable rate debt at March 31, 2008 was 40% fixed to 60% variable. A majority of the Company’s variable rate debt was based on a spread over LIBOR.
Loss on Debt Extinguishment
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes at a premium of 104.563% with borrowings under the Company’s revolving credit facility. In conjunction with the redemption, the Company recognized a charge on the early extinguishment of debt of $12.1 million ($7.9 million after tax), or approximately $0.10 per diluted share. The charge related to the redemption premium and the write-off of unamortized debt issuance costs.
Income Tax Expense
     The effective income tax rate was 38.9% of pre-tax earnings in fiscal 2008 compared to 38.8% in fiscal 2007. Both periods include tax benefits associated with a change in the Texas state income tax law, which reduced the effective tax rate by 0.3% and 0.7%, respectively. The tax benefit in fiscal 2007 resulted from the initial change in the law and the fiscal 2008 tax benefit was based on additional guidance issued by the state of Texas. These tax benefits reflect the reduction of deferred tax liabilities previously established for temporary differences under the prior state tax law. The fiscal 2007 tax rate also reflected the absence of state tax benefits associated with the loss on the extinguishment of debt.
Net Earnings
     Net earnings were $223 million, or $2.66 per diluted share, for fiscal 2008 compared to $154 million, or $1.92 per diluted share, for fiscal 2007. The net earnings for fiscal 2008 included a one-time, non-cash charge of $0.03 per diluted share related to the conversion of National Welders from a joint venture to a 100% owned subsidiary, and $0.01 per diluted share tax benefit related to a change in Texas state income tax law. Fiscal 2007 net earnings included a charge of approximately $0.10 per diluted share from the early extinguishment of debt and a $0.02 per diluted share tax benefit from a change in Texas state income tax law.
LIQUIDITY AND CAPITAL RESOURCES
Fiscal 2009 Cash Flows
     Net cash provided by operating activities was $583 million in fiscal 2009 compared to $550 million in fiscal 2008. The increase in cash provided by operating activities was driven by net earnings and lower working capital requirements reflective of slower sales in the latter half of fiscal 2009. Net earnings adjusted for non-cash and non-operating items provided cash of $605 million versus $508 million in the prior year. Exclusive of the cash used and provided by the trade receivables securitization agreement, lower working capital requirements provided cash of $27 million in the fiscal 2009 versus using cash of $51 million in the prior year. The trade receivables securitization agreement used cash of $49 million in fiscal 2009. The reduction in the amount of receivables sold under the agreement reflects the slower sales environment in the latter half of the year. In the prior year, an amendment expanded the size of the trade receivables securitization program and the Company increased the amount of receivables sold under the program, which provided cash of $96 million. Consolidated cash flows provided by operating activities were used to repay debt incurred through the acquisition of businesses, as well as to fund investing activities such as capital expenditures.
     Net cash used in investing activities during fiscal 2009 totaled $610 million and primarily consisted of cash used for capital expenditures and acquisitions. Cash used for capital expenditures was $352 million in fiscal 2009 as compared to $267 million in fiscal 2008. The increase in capital spending principally reflected infrastructure projects, such as two air separation units and two carbon dioxide plants. Construction of the air separation unit in New Carlisle, Indiana and the carbon dioxide plant in Deer Park, Texas was completed in December 2008 and March 2009, respectively. The completion of the air separation unit in Carrollton, Kentucky and the carbon dioxide plant in Camilla, Georgia are expected in fiscal 2010. Capital spending for fiscal 2010 is expected to be about 6% of net sales, inclusive of the cost to complete these projects. Cash of $274 million was paid in the current year to acquire 14 businesses, the largest of which was Refron, Inc., now Airgas Refrigerants, Inc., and to settle acquisition holdback liabilities associated with prior year acquisitions. During fiscal 2008, the Company paid $480 million to acquire 18 businesses, the largest of which was the Linde Packaged Gas acquisition, and to settle acquisition holdback liabilities.
     Net cash provided by financing activities totaled $31 million in fiscal 2009 as compared to $207 million in fiscal 2008. On June 5, 2008, the Company issued $400 million of 7.125% senior subordinated notes due in 2018 (the “2008 Notes”) and used the net proceeds to pay down approximately $400 million of its floating rate revolving credit line, which matures in 2011. The 2008 Notes increased the Company’s ratio of fixed to floating rate debt and extended the Company’s debt maturities (see Financial Instruments discussion below). In fiscal 2008, the Company amended its credit facility to increase the size of its U.S. dollar revolving credit line by $100 million to refinance $87.5 million in debt assumed with the National Welders Exchange Transaction. The Company also used cash of $120 million during fiscal 2009 to repurchase common stock under its Repurchase Plan. The purchase of treasury stock included approximately $5 million of stock purchases from the prior year period that were settled in the current period and $116 million of current year stock purchases. A total of 2.4 million shares were repurchased during fiscal 2009. As of March 31, 2009, the Company has no authorization remaining for any additional treasury share purchases under the Repurchase Plan.
Dividends
     The Company paid its stockholders quarterly cash dividends of $0.12 per share at the end of each of the first two quarters of fiscal 2009. In the third and fourth quarters of fiscal 2009, the Company paid dividends of $0.16 per share, representing a 33% increase in the quarterly dividend payments. On May 19, 2009, the Company’s Board of Directors declared a regular quarterly cash dividend of $0.18 per share, which is payable on June 30, 2009 to stockholders of record as of June 15, 2009. During fiscal 2008, the Company paid its stockholders regular quarterly cash dividends of $0.09 per share at the end of each of the first three quarters and $0.12 per share at the end of the fourth quarter. During fiscal 2007, the Company paid its stockholders regular quarterly cash dividends of $0.07. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.

Financial Instruments
Senior Credit Facility
     The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. In July 2008, the Company amended its Credit Facility to, among other things, create a multi-currency borrowing facility. Under this multi-currency revolver, the Company and certain of the Company’s foreign subsidiaries may borrow any foreign currency that is readily available and freely transferable and convertible into U.S. dollars, including Euros, pounds sterling and Mexican pesos. The Company may borrow up to $75 million (U.S. dollar equivalent) in U.S. dollars or any permitted foreign currency or multiple currencies in the aggregate. To accommodate the size of the multi-currency revolver, the Company’s U.S. dollar revolving credit line was reduced by $75 million so the total size of the Company’s Credit Facility was not changed.
     At March 31, 2009, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under the multi-currency revolving credit line, and up to C$40 million (U.S. $32 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due over the next twelve months on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011.
     As of March 31, 2009, the Company had approximately $1.2 billion of borrowings under the Credit Facility: $751 million under the U.S. dollar revolving credit line, $24 million (in U.S. dollars) under the multi-currency revolver, C$18 million (U.S. $15 million) under the Canadian dollar revolving credit line and $398 million under the term loans. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. The U.S. dollar borrowings and the term loans bear interest at LIBOR plus 62.5 basis points. The multi-currency revolver bears interest based on a spread of 62.5 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 62.5 basis points. As of March 31, 2009, the average effective interest rates on the U.S. dollar revolver, the term loans, the multi-currency revolver and the Canadian dollar revolver were 1.24%, 1.85%, 2.05% and 1.49%, respectively.
Total Borrowing Capacity
     As of March 31, 2009, approximately $266 million remained unused under the Company’s Credit Facility. Despite current disruptions to the capital markets, the Company believes that it has sufficient liquidity from cash from operations and under its revolving credit facilities to meet its working capital, capital expenditure and other financial commitments (including the scheduled maturity of the trade receivables securitization agreement in March  2010). The debt covenants under the Company’s revolving credit facility require the Company to maintain a leverage ratio not higher than 4.0 times and an interest coverage ratio not lower than 3.5 times. The leverage ratio is a contractually defined amount principally reflecting debt and certain elements of the Company’s off-balance sheet financing divided by a contractually defined Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the trailing twelve-month period with pro forma adjustments for acquisitions. The interest coverage ratio reflects the same contractually defined EBITDA divided by total interest expense also with pro forma adjustments for acquisitions. Both ratios measure the Company’s ability to meet current and future obligations. At March 31, 2009, the Company’s leverage ratio was 2.7 times and its interest coverage ratio was 7.6 times. Based on the leverage ratio at March 31, 2009, the Company could incur an additional $1 billion of debt and remain within its covenants. However, the Company’s borrowing capacity under the Credit Facility is limited to the size of the facility. Therefore, the financial covenants do not limit the Company’s ability to borrow the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated. The Company’s Credit Facility also contains cross default provisions whereby a default under the Credit Facility would likely result in defaults under the senior subordinated notes discussed below.

     The Company’s domestic subsidiaries, exclusive of the bankruptcy-remote special purpose entity (the “domestic subsidiaries”), guarantee the U.S. dollar revolver, multi-currency revolver, Canadian dollar revolver and term loans. The multi-currency revolver and Canadian dollar revolver are also guaranteed by the Company and the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on certain other debt.
     The Company continues to look for acquisition candidates. The financial covenant calculations of the Credit Facility include the pro forma results of acquired businesses. Therefore, total borrowing capacity is not reduced dollar-for-dollar with acquisition financing.
     The Company continually evaluates alternative financing and believes that it can obtain financing on reasonable terms. The terms of any future financing arrangements depend on market conditions and the Company’s financial position at that time.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on June 30, 2009, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2009, the Company had no outstanding advances under this agreement.
     The Company also has an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2009, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2009, there were no advances outstanding under this agreement.
Senior Subordinated Notes
     At March 31, 2009, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have a redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     On June 5, 2008, the Company issued $400 million of 2008 Notes at par with a maturity date of October 1, 2018. The net proceeds from the sale of the 2008 Notes were used to reduce borrowings under the Company’s U.S. dollar revolving credit line under the Credit Facility. The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year. The 2008 Notes have a redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.

     The 2004 and 2008 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 and 2008 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the 100% owned domestic guarantors under the Credit Facility.
Acquisition Notes and Other
     The Company’s long-term debt also includes acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At March 31, 2009, acquisition and other notes totaled $24 million with an average interest rate of approximately 6% and an average maturity of approximately two years.
Refinancing of National Welders’ Debt
     Effective July 3, 2007, the Company amended its Credit Facility to increase the size of its U.S. dollar revolving credit line by $100 million. As discussed in Note 13 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” National Welders became a 100% owned subsidiary of the Company on July 3, 2007. Concurrently, National Welders’ debt of $87.5 million was refinanced by the Company under the expanded U.S. dollar revolving credit line.
Trade Receivables Securitization
     The Company participates in a securitization agreement (the “Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the facility is $345 million ($360 million at March 31, 2008). The size of the facility was reduced in fiscal 2009 due to the elimination of a $15 million subordinated funding tranche, which was previously part of the facility. The Agreement expires in March 2010. The Company expects continued availability under the Agreement until it expires in March 2010 and under similar agreements thereafter. Given the contraction of the securitized asset market in the current credit environment, the Company is evaluating the current arrangement with the banks and will evaluate this and other financing alternatives in fiscal 2010. Based on the characteristics of its receivable pool, the Company believes that trade receivable securitization will continue to be an attractive source of funds. In the event such source of funding was unavailable or reduced, the Company believes that it would be able to secure an alternative source of funds. During the year ended March 31, 2009, the Company sold approximately $4.0 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, approximately $4.0 billion in collections on those receivables. The amount of receivables sold under the Agreement was $311 million at March 31, 2009 and $360 million at March 31, 2008. The Agreement contains customary events of termination, including standard cross default provisions with respect to outstanding debt.
     The Company retains a subordinated interest in trade receivables sold under the Agreement. The fair value of the retained interest, which was $148 million at March 31, 2009, is measured based on management’s best estimate of the undiscounted expected future cash collections on the receivables sold in which the Company has a retained interest. Changes in the fair value are recognized as bad debt expense. Historically, bad debt expense reflected in the Company’s financial results has generally been in the range of 0.3% to 0.5% of sales. As disclosed in Note 12 to the Consolidated Financial Statements, fair values of the retained interest are classified as Level 3 inputs on the fair value hierarchy because of the judgment required by management to determine the ultimate collectability of receivables. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. The Company monitors the credit risk associated with the aforementioned factors, as well as aging trends and historic collections and records additional bad debt expense when appropriate. The Company is exposed to the risk of loss for any uncollectable amounts associated with the subordinated retained interest in trade receivables sold.

Interest Rate Swap Agreements
     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.
     During fiscal 2009, the Company entered into three fixed interest rate swap agreements for a notional amount of $125 million, and four fixed interest rate swap agreements with a notional amount of $100 million matured. At March 31, 2009, the Company had 18 fixed interest rate swap agreements outstanding with a notional amount of $627 million. These swaps effectively convert $627 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At March 31, 2009, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.21% and receive variable interest payments from the counterparties based on a weighted average variable rate of 1.70%. The remaining terms of these swap agreements range from 1 to 21 months. For the year ended March 31, 2009, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated Other Comprehensive Loss” of $8.3 million, or $5.4 million after tax. For the year ended March 31, 2008, the fair value of the liability for the fixed interest rate swap agreements increased and the Company recorded a corresponding adjustment to “Accumulated Other Comprehensive Loss” of $21.0 million, or $13.6 million after tax. For the year ended March 31, 2007, the fair value of the net asset for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated Other Comprehensive Income” of $0.9 million, or $0.6 million after tax.
     The Company measures the fair value of its interest rate swaps using observable market rates to calculate the forward yield curves used to determine expected cash flows for each interest rate swap agreement. The discounted present values of the expected cash flows are calculated using the same forward yield curve. The discount rate assumed in the fair value calculations is adjusted for non-performance risk, dependent on the classification of the interest rate swap as an asset or liability. If an interest rate swap is a liability, the Company assesses the credit and non-performance risk of Airgas by determining an appropriate credit spread for entities with similar credit characteristics as the Company. If, however, an interest rate swap is in an asset position, a credit analysis of counterparties is performed assessing the credit and non-performance risk based upon the pricing history of counterparty specific credit default swaps or credit spreads for entities with similar credit ratings to the counterparties. The Company does not believe it is at risk for non-performance by its counterparties. However, if an interest rate swap is in an asset position, the failure of one or more of its counterparties would result in an increase in interest expense and a reduction of earnings. The Company compares its fair value calculations to the fair values calculated by the counterparties for each swap agreement for reasonableness.
     As disclosed in Note 12 to the Consolidated Financial Statements, the fair value of the Company’s interest rate swaps is classified as a Level 2 input on the fair value hierarchy because it is calculated using observable interest rates and yield curves adjusted for non-performance risk. The Company’s interest rate swaps are highly effective at offsetting changes in cash flows on its revolving credit facility. Accordingly, additional cash payments or cash receipts under an interest rate swap offset lower or higher interest rate payments under the Company’s revolving credit facility. Changes in the fair value of an interest rate swap agreement are reported on the Consolidated Balance Sheet, net of deferred tax benefits, in “Accumulated Other Comprehensive Loss.”

OTHER
Critical Accounting Estimates
     The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 1 to the Consolidated Financial Statements included under Item 8, “Financial Statements and Supplementary Data” describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, goodwill, other intangible assets and business insurance reserves. Uncertainties about future events make these estimates susceptible to change. Management evaluates these estimates regularly and believes they are the best estimates, appropriately made, given the known facts and circumstances. For the three years ended March 31, 2009, there were no material changes in the valuation methods or assumptions used by management. However, actual results could differ from these estimates under different assumptions and circumstances. The Company believes the following accounting estimates are critical due to the subjectivity and judgment necessary to account for these matters, their susceptibility to change and the potential impact that different assumptions could have on operating performance.
Trade Receivables/Subordinated Retained Interest
     The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances, and bad debts. The allowance adjusts the carrying value of trade receivables and the subordinated retained interest in trade receivables sold under the trade receivables securitization agreement (collectively referred to as trade receivables) to fair value based on estimates of accounts that will not ultimately be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due date. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company’s historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts emerging from bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances. Management evaluates the allowance for doubtful accounts monthly. The Company has a low concentration of credit risk due to its broad and diversified customer base across multiple industries and geographic locations, and its relatively low average order size. The Company’s largest customer accounts for approximately 0.5% of total net sales.
Inventories
     The Company’s inventories are stated at the lower of cost or market. The majority of the products the Company carries in inventory have long shelf lives and are not subject to technological obsolescence. The Company writes its inventory down to its estimated market value when it believes the market value is below cost. The Company estimates its ability to recover the costs of items in inventory by product type based on its age, the rate at which that product line is turning in inventory, its physical condition as well as assumptions about future demand and market conditions. The ability of the Company to recover its cost for products in inventory can be affected by factors such as future customer demand, general market conditions and the relationship with significant suppliers. Management evaluates the recoverability of its inventory at least quarterly. In aggregate, inventory turns at four-to-five times per year.

Goodwill and Other Intangible Assets
     The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and other intangible assets with indefinite useful lives are not amortized, but are instead tested for impairment at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company has elected to perform its annual tests for indications of goodwill impairment as of October 31 of each year or whenever indicators of impairment exist.
     The goodwill impairment analysis is a two-step process. The first step used to identify potential impairment involves comparing each reporting unit’s estimated fair value to its carrying value, including goodwill. The Company uses a discounted cash flow approach to develop the estimated fair value of its reporting units. Management judgment is required in developing the assumptions for the discounted cash flow model. These assumptions include revenue growth rates, profit margins, future capital expenditures, working capital needs, discount rates, perpetual growth rates, etc. If the estimated fair value of a reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value exceeds estimated fair value, there is an indication of potential impairment and the second step is performed to measure the amount of impairment.
     The second step of the process involves the calculation of an implied fair value of goodwill for each reporting unit for which step one indicated potential impairment. The implied fair value of goodwill is determined in a manner similar to how goodwill is calculated in a business combination. That is, the estimated fair value of the reporting unit, as calculated in step one, is allocated to the individual assets and liabilities as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill exceeds the carrying value of goodwill assigned to the reporting unit, there is no impairment. If the carrying value of goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded to write down the carrying value. An impairment loss cannot exceed the carrying value of goodwill assigned to a reporting unit and the loss establishes a new basis in the goodwill. Subsequent reversal of an impairment loss is not permitted.
     The discount rate, sales growth and profitability assumptions and perpetual growth rate are the material assumptions utilized in the discounted cash flow model used to estimate the fair value of each reporting unit. The Company’s discount rate reflects a weighted average cost of capital (“WACC”) for a peer group of companies in the chemical manufacturing industry with an equity size premium added, as applicable, for each reporting unit. The WACC is calculated based on observable market data. Some of this data (such as the risk free or treasury rate and the pretax cost of debt) are based on the market data at a point in time. Other data (such as beta and the equity risk premium) are based upon market data over time.
     The discounted cash flow analysis requires estimates, assumptions and judgments about future events. The Company’s analysis uses internally generated budgets and long-range forecasts. The Company’s discounted cash flow analysis uses the assumptions in these budgets and forecasts about sales trends, inflation, working capital needs, and forecasted capital expenditures along with an estimate of the reporting unit’s terminal value (the value of the reporting unit at the end of the forecast period) to determine the implied fair value of each reporting unit. The Company’s assumptions about working capital needs and capital expenditures are based on historical experience. The perpetual growth rate assumed in the discounted cash flow model was consistent with the long-term rate of growth as measured by the U.S. Gross Domestic Product.
     The Company believes the assumptions used in its discounted cash flow analysis are appropriate and result in reasonable estimates of the implied fair value of each reporting unit. However, the Company may not meet its sales growth and profitability targets, working capital needs and capital expenditures may be higher than forecast, changes in credit markets may result in changes to the Company’s discount rate and general business conditions may result in changes to the Company’s terminal value assumptions for its reporting units. In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. In most cases, the estimated fair value of the reporting units exceeded the carrying value of the reporting units by a substantial amount. However, this hypothetical 10% decrease in fair value would have triggered the need to perform additional step 2 analyses for three of the Company’s reporting units. The amount of goodwill associated with these reporting units was $253 million at October 31, 2008.
Business Insurance Reserves
     The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal 2009, 2008 and 2007, these programs had self-insured retention of $1 million per occurrence. For fiscal 2010, the self-insured retention will remain $1 million per occurrence with no additional aggregate retention. The Company reserves for its self-insured retention based on individual claim evaluations establishing loss estimates for known claims based on the current facts and circumstances. These known claims are then “developed” through actuarial computations, to reflect the expected ultimate loss for the known claims, as well as incurred but not reported claims. Actuarial computations use the Company’s specific loss history, payment patterns and insurance coverage, plus industry trends and other factors to estimate the required reserve for all open claims by policy year and loss type. Reserves for the Company’s self-insurance retention are evaluated monthly. Semi-annually, the Company obtains a third-party actuarial report to validate that the computations and assumptions used are consistent with actuarial standards. Certain assumptions used in the actuarial computations are susceptible to change. Loss development factors are influenced by items such as medical inflation, changes in workers’ compensation laws, and changes in the Company’s loss payment patterns, all of which can have a significant influence on the estimated ultimate loss related to the Company’s self-insured retention. Accordingly, the ultimate resolution of open claims may be for amounts more or less than the reserve balances. The Company’s operations are spread across a significant number of locations, which helps to mitigate the potential impact of any given event that could give rise to an insurance-related loss. Over the last three years, business insurance expense has generally been in the range of 0.6% to 0.8% of sales.

Contractual Obligations
     The following table presents the Company’s contractual obligations as of March 31, 2009:

	Payments Due by Period
		Less than 1			More than 5
(In thousands)	Total	Year (a)	1 to 3 Years (a)	3 to 5 Years (a)	Years (a)

Contractual Obligations:
Long-term debt (1)	$1,761,366	$11,058	$1,198,338	$1,229	$550,741
Estimated interest payments on long-term debt (2)	359,942	56,438	96,538	75,912	131,054
Estimated payments on interest rate swap agreements (3)	12,524	10,056	2,468	—	—
Non-compete agreements (4)	21,607	4,744	7,364	5,257	4,242
Letters of credit (5)	41,782	41,782	—	—	—
Operating leases (6)	295,034	83,948	128,051	57,535	25,500
Purchase obligations:
Liquid bulk gas supply agreements (7)	885,842	125,577	215,526	201,596	343,143
Liquid carbon dioxide supply agreements (8)	201,193	18,324	28,238	26,062	128,569
Ammonia supply agreements (9)	2,017	2,017	—	—	—
Other purchase commitments (10)	6,917	6,917	—	—	—
Construction commitments (11)	9,867	9,867	—	—	—

Total Contractual Obligations	$3,598,091	$370,728	$1,676,523	$367,591	$1,183,249

(a)	The “Less than one Year” column relates to obligations due in fiscal 2010. The “1 to 3 Years” column relates to obligations due in fiscal years ending March 31, 2011 and 2012. The “3 to 5 Years” column relates to obligations due in fiscal years ending March 31, 2013 and 2014. The “More than 5 Years” column relates to obligations due in fiscal years ending March 31, 2015 and beyond.

(1)	Aggregate long-term debt instruments are reflected in the Consolidated Balance Sheet as of March 31, 2009. Long-term debt includes capital lease obligations, which were not material and, therefore, did not warrant separate disclosure. Principal payments on the term loan under the Credit Facility are not reflected in the “Less than 1 Year” column above due to the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit line. See Note 10 to the Consolidated Financial Statements for more information regarding long-term debt instruments.

(2)	The future interest payments on the Company’s long-term debt obligations were estimated based on the current outstanding principal reduced by scheduled maturities in each period presented and interest rates as of March 31, 2009. The actual interest payments may differ materially from those presented above based on actual amounts of long-term debt outstanding and actual interest rates in future periods. A majority of the Company’s variable rate debt is based on a spread over LIBOR. Based on the Company’s fixed to variable interest rate ratio at March 31, 2009, for every 25 basis point increase in LIBOR, the Company estimates that its annual interest expense would increase approximately by $2.2 million.

(3)	Payments or receipts under interest rate swap agreements result from changes in market interest rates compared to contractual rates and payments to be exchanged between the parties to the agreements. The estimated payments in future periods were determined based on forward LIBOR rates as of March 31, 2009. Actual payments or receipts may differ materially from those presented above based on actual interest rates in future periods.

(4)	Non-compete agreements are obligations of the Company to make scheduled future payments, generally to former owners of acquired businesses, contingent upon their compliance with the covenants of the non-compete agreement.

(5)	Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, business automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.

(6)	The Company’s operating leases at March 31, 2009 include approximately $179 million in fleet vehicles under long-term operating leases. The Company guarantees a residual value of $29 million related to its leased vehicles.

(7)	In addition to the gas volumes supplied by Airgas Merchant Gases, the Company purchases industrial, medical and specialty gases pursuant to requirements contracts from national and regional producers of industrial gases. The Company has a long-term take-or-pay supply agreement, in effect through August 31, 2017, with Air Products to supply the Company with bulk liquid nitrogen, oxygen and argon. Additionally, the Company purchases helium and hydrogen gases from Air Products under long-term supply agreements. Based on the volume of fiscal 2009 purchases, the Air Products supply agreements represent approximately $55 million annually in liquid bulk gas purchases.

The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon, helium and acetylene. The agreements expire at various dates through July 2019 and represent almost $50 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. Annual purchases under these contracts are approximately $20 million and they expire at various dates through 2024.

The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2009 purchases. The supply agreements noted above contain periodic adjustments based on certain economic indices and market analysis. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions.

(8)	The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 15 suppliers that expire at various dates through 2044. The purchase commitments for future periods contained in the table above reflect estimates based on fiscal 2009 purchases. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the carbon dioxide supply agreements could differ materially from those presented in the table due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. Certain of the liquid carbon dioxide supply agreements contain market pricing subject to certain economic indices.

In June 2008, the Company signed a 15-year take-or-pay supply agreement with First United Ethanol LLC, (“FUEL”) to supply the Company with feed stock of raw carbon dioxide. The agreement is expected to commence in November 2009 after the Company completes its 450 tons per day liquification plant at FUEL’s new complex in Camilla, GA. Annual purchases under this contract will be approximately $1.3 million annually.

(9)	The Company purchases ammonia from a variety of sources and is obligated to purchase approximately $2 million annually under these contracts.

(10)	Other purchase commitments primarily include property, plant and equipment expenditures.

(11)	Construction commitments represent outstanding commitments to customers primarily to construct a raw liquid carbon dioxide plant in Camilla, GA.
Off-Balance Sheet Arrangements
     As disclosed in Note 4 to the Company’s consolidated financial statements under Item 8, “Financial Statements and Supplementary Data,” the Company participates in a securitization agreement with three commercial banks to sell, on a revolving basis, up to $345 million of qualifying trade receivables. The agreement expires in March 2010, but may be renewed subject to provisions contained in the agreement. Under the securitization agreement, trade receivables are sold on a monthly basis to three commercial banks through a bankruptcy-remote special purpose entity. The Company retains a subordinated interest in the receivables sold, which is included in “Trade receivables” on the accompanying Consolidated Balance Sheet. At March 31, 2009, the amount of retained interest in the receivables sold was approximately $148 million.
     The securitization agreement is a form of off-balance sheet financing. The discount taken by the commercial banks reduces the proceeds from the sale of trade receivables and is generally at a lower cost than the Company can borrow under its Credit Facility. The table below reflects the amount of trade receivables sold at March 31, 2009 and the amount of the anticipated discount to be taken, based on market rates at March 31, 2009, on the sale of that quantity of receivables each month through the expiration date of the securitization agreement. The trade receivables securitization agreement expires in March 2010. The Company expects continued availability under the Agreement until it expires in March 2010 and under similar agreements thereafter. Given the contraction of the securitized asset market in the current credit environment, the Company is evaluating the current arrangement with the banks and will evaluate this and other financing alternatives in fiscal 2010. Based on the characteristics of its receivable pool, the Company believes that trade receivable securitization will continue to be an attractive source of funds. In the event such source of funding was unavailable or reduced, the Company believes that it would be able to secure an alternative source of funds.

	Payments Due by Period
(In thousands)		Less than 1			More than 5
Off-balance sheet obligations as of March 31, 2009:	Total	Year	1 to 3 Years	3 to 5 Years	Years

Trade receivables securitization	$311,400	$311,400	$—	$—	$—
Estimated discount on securitization	3,800	3,800	—	—	—

Total off-balance sheet obligations	$315,200	$315,200	$—	$—	$—

Accounting Pronouncements Issued But Not Yet Adopted
Business Combinations
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141 of the same title (“SFAS 141”). This statement is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. SFAS 141R will significantly change the way the Company accounts for business combinations. The Company has historically pursued new business opportunities through acquisitions and intends to maintain this strategy for the foreseeable future. Accordingly, the Company expects the adoption of SFAS 141R to impact its operating results when significant acquisitions are completed and during the subsequent acquisition measurement periods when the fair values for the individual assets and liabilities acquired are determined. The principles contained in SFAS 141R are, in a number of ways, very different from those previously applied to business combinations. Upon adoption, the impact of SFAS 141R on the consolidated financial statements for future acquisitions may be driven by, among other things, recognizing the direct costs of acquisitions as period costs when incurred and recasting previously issued consolidated financial statements as the provisional values assigned to the assets and liabilities acquired are trued-up to their acquisition date fair values. The Company will adopt SFAS 141R for its fiscal year beginning April 1, 2009.
     In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies(“FSP 141R-1”), which amends SFAS 141R regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 carries forward the general requirements of SFAS 141 for acquired contingencies in a business combination, yet encourages greater use of fair value as defined in SFAS 157 when determinable. FSP 141R-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with early adoption prohibited.  The Company will adopt FSP 141R-1 in conjunction with SFAS 141R, and does not expect the adoption to have a material impact on the consolidated financial statements.
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with early adoption prohibited.  The Company will adopt FSP 142-3 in conjunction with SFAS 141R to improve consistency between the useful life of intangible assets under SFAS 142 and the period of expected cash flows used to measure fair value at acquisition under SFAS 141R. The Company does not expect adoption of FSP 142-3 to have a material impact on the consolidated financial statements.
     In November 2008, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7). EITF 08-7 clarifies how to account for acquired defensive intangible assets subsequent to initial measurement under SFAS 141R that an entity does not intend to actively use but does intend to hold to prevent others from obtaining access to the asset. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, along with SFAS 141R. The Company will adopt EITF 08-7 for fiscal 2010 and does not expect the adoption of EITF 08-7 to have a material impact on its consolidated results of operations, financial position or cash flows.
Fair Value Measurements
     In September 2006, the FASB issued SFAS 157 effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 did not require any new fair value measurements, but rather replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 for financial assets and liabilities on April 1, 2008 (see Note 12 to the Company’s Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data”). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations. Additionally, the Company will adopt SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis on April 1, 2009. The adoption of the deferred portion of SFAS 157 is not expected to have a material impact on the consolidated financial statements.

     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. Currently, these disclosures are only required in the Company’s consolidated annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted under specified circumstances. The Company will adopt FSP 107-1 for the interim reporting period ending June 30, 2009, and does not expect the adoption to have a material impact on the consolidated financial statements.
Non-controlling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 establishes accounting and reporting standards that require (1) non-controlling interests held by non-parent parties be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity, and (2) the amount of consolidated net income attributable to the parent and to the non-controlling interests be clearly presented on the face of the consolidated statement of income. SFAS 160 also requires consistent reporting of any changes to the parent’s ownership interest while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or losses. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and is to be applied prospectively, except for the presentation and disclosure requirements of SFAS 160 which are to be applied retrospectively for all periods presented. The Company is currently assessing the impact of SFAS 160 on the consolidated financial statements. Although all of the Company’s subsidiaries are currently 100% owned subsidiaries, the retrospective presentation and disclosure requirements will require previous non-controlling interests to be presented and disclosed for prior periods in the consolidated financial statements under the requirements of SFAS 160.
Forward-Looking Statements
     This report contains statements that are forward looking within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements regarding: the Company’s expected net earnings for the first quarter ending June 30, 2009 to range from $0.62 to $0.67 per diluted share, and expected net earnings for the fiscal year ending March 31, 2010 to range from $2.60 to $2.90 per diluted share; the Company’s belief that strategic products have good long-term growth profiles; the Company’s belief that its focus on marketing and selling strategic products will help to mitigate the impact of the current recessionary environment; the Company’s belief regarding the future growth prospects of the medical care markets; the Company’s belief regarding supplying its customers and the availability of alternative supplies in the event of a termination of a major supply agreement; the Company’s expectation that the multi-year implementation process of the SAP system will minimize business disruption and conversion risks and that the implementation will be completed within four years; the Company’s continued progress selling specialty gases to the EPA Protocol market and sales of specialty gas equipment; the Company’s estimate that for every 25 basis point increase in LIBOR, annual interest expense will increase approximately $2.2 million; the future declaration and payment of dividends; the Company’s ability and intention to refinance principal payments under the term loan with borrowings under its long-term revolving credit line; the Company’s expectation that the air separation unit in Carrollton, Kentucky and the carbon dioxide plant in Camilla, Georgia are expected to be completed in fiscal 2010 and that a carbon dioxide supply agreement will commence in November 2009 upon completion of its liquification plant in Camilla, Georgia; the Company’s expectation that capital spending for fiscal 2010 will be about 6% of net sales; the Company’s belief that it could obtain future financing at reasonable terms if required; the Company’s belief that the trade receivable securitization will continue to be an attractive source of funds; the ability of the Company to manage its exposure to interest rate risk through participation in interest rate swap agreements; the performance of counterparties under interest rate swap agreements; the Company’s estimate that $6.5 million of existing losses recorded in Accumulated Other Comprehensive Loss at March 31, 2009, net of tax benefits of $3.5 million, will be reclassified into earnings within the next twelve months; the Company’s belief that self-insured retention will remain $1.0 million per occurrence for fiscal 2010; and the Company’s estimates of purchase commitments associated with product supply agreements and the belief that the minimum product purchases under the agreements are within the Company’s normal product purchases.

     These forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those predicted in any forward-looking statement include, but are not limited to: the Company’s inability to diversify against economic cyclicality; higher than expected implementation costs of the SAP system; conversion problems related to the SAP system that disrupt the Company’s business and negatively impact customer relationships; the Company’s inability to complete the SAP implementation in the expected timeframe, which could negatively impact the Company’s operations and abilities to operate efficiently and measure performance; continued weakening of the economy resulting in weakening demand for the Company’s products; weakening operating and financial performance of the Company’s customers, which can negatively impact the Company’s sales and the Company’s ability to collect its accounts receivables; construction delays with regard to the Carrollton, Kentucky air separation unit and the Camilla, Georgia carbon dioxide plant; the inability to successfully identify, consummate and integrate acquisitions and to achieve anticipated acquisition synergies; a downturn in the hospital, physician and dental care markets and its effect on the Company’s sales growth; the inability of the Company to raise prices to keep pace with cost increases; higher than estimated interest expense resulting from increases in LIBOR and/or changes in the Company’s credit rating; the loss of customers, acquisition integration problems and higher than expected expenses; continued economic downturn (including adverse changes in the specific markets for the Company’s products, including strategic products); adverse customer response to the Company’s products and/or the inability to identify products that will grow at a faster rate than the overall economy; the inability to obtain alternate supply sources of hardgoods products; the inability to obtain alternative supply sources to adequately meet customer demand and the effect on sales and customer relationships; the Company’s inability to control operating expenses and the potential impact of higher operating expenses in future periods; adverse changes in customer buying patterns; a lack of available cash flow and financing necessary to pay future dividends and/or refinance term loan principal payments; changes in the Company’s debt levels, which prevent the Company from arranging additional financing; the inability to manage interest rate exposure; defaults by counterparties under interest rate swap agreements; potential liabilities arising from withdrawals from the Company’s assumed multi-employer pension plans; the effects of competition from independent distributors and vertically integrated gas producers on products, pricing and sales growth; future goodwill impairment due to changes in assumptions used in the annual impairment analysis; changes in actuarial assumptions and their impact on the ultimate loss related to the Company’s self-insured retention; changes in customer demand and the impact on the Company’s ability to meet minimum purchases under take-or-pay supply agreements; uncertainties regarding accidents or litigation which may arise in the ordinary course of business; and the effects of, and changes in, the economy, monetary and fiscal policies, laws and regulations, inflation and monetary fluctuations and fluctuations in interest rates, both on a national and international basis. The Company does not undertake to update any forward-looking statement made herein or that may be made from time to time by or on behalf of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
     The Company manages its exposure to changes in market interest rates. The interest rate exposure arises primarily from the interest payment terms of the Company’s borrowing agreements. Interest rate swap agreements are used to adjust the interest rate risk exposures that are inherent in its portfolio of funding sources. The Company has not established, and will not establish, any interest rate risk positions for purposes other than managing the risk associated with its portfolio of funding sources. Counterparties to interest rate swap agreements are major financial institutions. The Company has established counterparty credit guidelines and only enters into transactions with financial institutions with long-term credit ratings of ‘A’ or better. In addition, the Company monitors its position and the credit ratings of its counterparties, thereby minimizing the risk of non-performance by the counterparties.
     The table below summarizes the Company’s market risks associated with debt obligations, interest rate swaps and the trade receivables securitization at March 31, 2009. For debt obligations and the trade receivables securitization, the table presents cash flows related to payments of principal, interest and the discount on the securitization program by fiscal year of maturity. For interest rate swaps, the table presents the notional amounts underlying the agreements by year of maturity. The notional amounts are used to calculate contractual payments to be exchanged and are not actually paid or received. Fair values were computed using market quotes, if available, or based on discounted cash flows using market interest rates as of the end of the period.

	Fiscal Year of Maturity
(In millions)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Fixed Rate Debt:
Acquisition notes and other	$11	$8	$3	$0.7	$0.5	$0.8	$24	$25
Interest expense	1.1	0.6	0.2	0.1	0.1	0.1	2.2
Average interest rate	6.13%	6.18%	6.25%	5.85%	6.18%	5.68%

Senior subordinated notes due 2014	$—	$—	$—	$—	$—	$150	$150	$140
Interest expense	9.4	9.4	9.4	9.4	9.4	2.6	49.6
Interest rate	6.25%	6.25%	6.25%	6.25%	6.25%	6.25%

Senior subordinated notes due 2018	$—	$—	$—	$—	$—	$400	$400	$378
Interest expense	28.5	28.5	28.5	28.5	28.5	128.3	270.8
Interest rate	7.13%	7.13%	7.13%	7.13%	7.13%	7.13%

	Fiscal Year of Maturity
(In millions)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Variable Rate Debt:
Revolving credit borrowings- US	$—	$—	$751	$—	$—	$—	$751	$721
Interest expense	9.3	9.3	3.0	—	—	—	21.6
Interest rate (a)	1.24%	1.24%	1.24%

Revolving credit borrowings- Canada	$—	$—	$15	$—	$—	$—	$15	$14
Interest expense	0.2	0.2	0.1	—	—	—	0.5
Interest rate (a)	1.49%	1.49%	1.49%

Revolving credit borrowings- Multi-currency	$—	$—	$24	$—	$—	$—	$24	$23
Interest expense	0.5	0.5	0.1	—	—	—	1.1
Interest rate (a)	2.05%	2.05%	2.05%

Term loans (c)	$—	$236	$162	$—	$—	$—	$398	$382
Interest expense	7.4	6.0	0.8	—	—	—	14.2
Interest rate (c)	1.85%	1.85%	1.85%

	Fiscal Year of Maturity
(In millions)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value

Interest Rate Swaps:
18 swaps receive variable/pay fixed
Notional amounts	$377	$250	$—	$—	$—	$—	$627	$12.5
Swap payments	10.0	2.5	—	—	—	—	12.5
$627 million notional amount
Variable forward receive rate = 1.70%
Weighted average pay rate = 4.21%

Other Off-Balance Sheet
LIBOR-based Agreement (b) :
Trade receivables securitization	$311	$—	$—	$—	$—	$—	$311	$311
Discount on securitization	3.8	—	—	—	—	—	3.8
Variable discount rate at 3/31/2009 of 1.24%

(a)	The interest rate on the revolving credit facilities is the weighted average of the variable interest rates on each of the U.S. dollar revolving credit line, the multi-currency revolving credit line and the Canadian dollar credit line. The variable interest rates on the U.S. dollar revolving credit line are based on a spread over LIBOR applicable to each tranche under the U.S. credit line. The average of the variable interest rates on the multi-currency portion of the Credit Facilities is based on a spread over the Euro currency rate applicable to each foreign currency borrowing under the multi-currency credit line. The average of the variable interest rates on the Canadian dollar portion of the Credit Facility is based on a spread over the Canadian Bankers’ Acceptance Rate applicable to each tranche under the Canadian credit line.

(b)	The trade receivables securitization agreement expires in March 2010. The Company expects continued availability under the Agreement until it expires in March 2010 and under similar agreements thereafter. Given the contraction of the securitized asset market in the current credit environment, the Company is evaluating the current arrangement with the banks and will evaluate this and other financing alternatives in fiscal 2010. Based on the characteristics of its receivable pool, the Company believes that trade receivable securitization will continue to be an attractive source of funds. In the event such source of funding was unavailable or reduced, the Company believes that it would be able to secure an alternative source of funds.

(c)	The consolidated financial statements and related notes reflect the term loans principal payments due through March 31, 2010 as long-term based on the Company’s ability and intention to refinance those principal payments with its revolving credit line. Estimated interest payments on the term loans reflect the amortization of the term loans principal for each period presented.
Limitations of the Tabular Presentation
     As the table incorporates only those interest rate risk exposures that exist as of March 31, 2009, it does not consider those exposures or positions that could arise after that date. In addition, actual cash flows of financial instruments in future periods may differ materially from prospective cash flows presented in the table due to future fluctuations in variable interest rates, debt levels and the Company’s credit rating.
Foreign Currency Rate Risk
     Canadian subsidiaries and the European operations of the Company are funded with local currency debt. The Company does not otherwise hedge its exposure to translation gains and losses relating to foreign currency net asset exposures. The Company considers its exposure to foreign currency exchange fluctuations to be immaterial to its consolidated financial position and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
     The consolidated financial statements, supplementary information and financial statement schedule of the Company are set forth at pages F-1 to F-57 of the report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 9A. CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of March 31, 2009. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the information required to be disclosed in the Company’s Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.
(b) Management’s Report on Internal Control over Financial Reporting
     The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). The Company’s management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2009, the Company’s internal control over financial reporting was effective. See Management’s Report on Internal Control Over Financial Reporting preceding the Consolidated Financial Statements under Item 8, “Financial Statements and Supplementary Data,” herein.
     KPMG LLP, an independent registered public accounting firm, issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, included under Item 8, “Financial Statements and Supplementary Data,” herein.
(c) Changes in Internal Control
     There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
     Certain information from the Company’s 2009 Definitive Proxy Statement (“Proxy Statement”) is incorporated herein by reference as specified by the Item number of Regulation S-K below.
Item 401 Information
     The biographical information for the directors including the names, ages, terms of office, directorships in other companies and business experience is included in the Proxy Statement section “Election of Directors” and is incorporated herein by reference. The biographical information relating to the Company’s executive officers set forth in Item 1 of Part I of this Form 10-K report is incorporated herein by reference.
Item 405 Information
     Disclosure of the failure by any director, officer, or beneficial owner of more than ten percent of a class of the Company’s equity securities to file Forms 3, 4, or 5 reporting their ownership and changes in ownership in the Company is included in the Proxy Statement section “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.
Item 406 Information
     Disclosure of the Company’s adoption of a code of ethics and the employees to which it applies is included in the Proxy Statement section “Governance of the Company” under subsection “Charters and Code of Ethics and Business Conduct” and is incorporated herein by reference.
Item 407(c)(3) Information
     The procedure followed to nominate persons to the Company’s board of directors is included in the Proxy Statement section “Governance of the Company” under subsection “Director Nomination Process” and is incorporated herein by reference.
Item 407(d)(4) and 407(d)(5) Information
     The identification of each audit committee member, their independence with regard to the Company, and the Company’s audit committee financial expert are contained in the Proxy Statement section “Election of Directors” under subsection “Audit Committee.” The information in this section is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION.
     The information required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K is included in Proxy Statement sections “Compensation Discussion and Analysis,” “Report of the Governance and Compensation Committee,” and “Executive Compensation.” The information in these sections is incorporated herein by reference, provided that the Report of the Governance and Compensation Committee will be deemed to be furnished and will not be deemed incorporated by reference into any other filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
Item 201(d) Information
     The information required by Item 201(d) of Regulation S-K regarding the number of securities issuable under equity compensation plans is presented below.
Equity Compensation Plan Information
     The following table sets forth information as of March 31, 2009 with respect to the shares of the Company’s common stock that may be issued upon the exercise of options, warrants and rights under the Company’s equity compensation plans, which were approved by the stockholders.

	(a)	(b)	(c)
			Number of securities
			remaining available for
	Number of securities to be	Weighted-average	future issuance under equity
	issued upon exercise of	exercise price of	compensation plans
	outstanding options,	outstanding options,	(excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))

Equity compensation
plans approved by	132,752	$29.30	834,243 ESPP shares (2)
security holders	6,640,369	$30.71	2,367,551 stock option shares (1)

Equity compensation
plans not approved
by security holders	—	—	—

Total:	6,773,121	$30.68	3,201,794

(1)	At the Company’s August 2006 Annual Meeting of Stockholders, the stockholders approved the 2006 Equity Incentive Plan (the “2006 Equity Plan”). The 2006 Equity Plan replaced both the 1997 Stock Option Plan for Employees and the 1997 Directors’ Stock Option Plan. Shares subject to outstanding stock options that terminate, expire or are canceled without having been exercised and stock options available for grant under the prior stock option plans were carried forward to the 2006 Equity Plan. Future grants of stock options to employees and directors will be issued from the 2006 Equity Plan to the extent there are options available for grant. As of March 31, 2009, only stock option awards have been granted under the 2006 Equity Plan and predecessor stock option plans.

(2)	The Amended and Restated 2003 Employee Stock Purchase Plan (“ESPP”) was approved by the Company’s stockholders in August 2006. The ESPP encourages and assists employees in acquiring an equity interest in the Company by allowing eligible employees to purchase common stock at a discount.
Item 403 Information
     The information required by Item 403 of Regulation S-K regarding the disclosure of the amount of the Company’s voting securities beneficially owned by each director individually, by all directors and officers as a group, and by any owner of 5% or more of the securities is set forth in the Proxy Statement section “Security Ownership.” The information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
     Information required by Item 404 of Regulation S-K regarding material transactions and relationships between the Company and the Company’s directors, executive officers, nominees for election as directors, major shareholders, and business and professional entities affiliated with them is included in the Proxy Statement sections “Governance of the Company” and “Certain Relationships and Related Transactions.” These sections of the Proxy Statement are incorporated herein by reference. The information required by Item 407(a) of Regulation S-K regarding the disclosure of the independence of directors and committee members is also included in Proxy Statement section “Governance of the Company” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
     The information required by this Item is set forth in the Proxy Statement under the section “Proposal to Ratify Independent Registered Public Accounting Firm” and such information is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(1) and (2):
     The response to this portion of Item 15 is submitted as a separate section of this report beginning on page F-1. All other schedules have been omitted as inapplicable, or are not required, or because the required information is included in the Consolidated Financial Statements or notes thereto.
(b) Index to Exhibits and Exhibits filed as a part of this report.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Airgas, Inc. dated as of August 7, 1995. (Incorporated by reference to Exhibit 3.1 to the Company’s September 30, 1995 Quarterly Report on Form 10-Q).

3.2	Airgas, Inc. By-Laws Amended October 9, 2007. (Incorporated by reference to Exhibit 3.1 to the Company’s September 30, 2007 Quarterly Report on Form 10-Q).

4.1	The Eleventh Amended and Restated Credit Agreement, dated as of January 14, 2005, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent and The Bank of Nova Scotia as Canadian Administrative Agent. (Incorporated by reference to Exhibit 4 to the Company’s December 31, 2004 Quarterly Report on Form 10-Q).

Exhibit No.	Description

4.2	The Twelfth Amended and Restated Credit Agreement, dated as of July 25, 2006, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent and The Bank of Nova Scotia as Canadian Agent. (Incorporated by reference to Exhibit 4 to the Company’s September 30, 2006 Quarterly Report on Form 10-Q).

4.3	The First Amendment to the Twelfth Amended and Restated Credit Agreement, dated as of July 3, 2007, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent and The Bank of Nova Scotia as Canadian Administrative Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s June 30, 2007 Quarterly Report on Form 10-Q).

4.4	Indenture dated as of August 1, 1996 of Airgas, Inc. to Bank of New York, Trustee. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-4 No. 333-23651 dated March 20, 1997).

4.5	Form of Airgas, Inc. Medium-Term Note. (Incorporated by reference to Exhibit 4(f) to the Company’s Registration Statement on Form S-4 No. 333-08113 dated July 15, 1996).

4.6	Indenture, dated as of July 30, 2001, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, related to the 9.125% Senior Subordinated Notes due 2011 (including exhibits). (Incorporated by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-4 No. 333-68722 dated August 30, 2001 and as amended September 14, 2001).

4.7	Exchange and Registration Rights Agreement, dated as of July 30, 2001, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 9.125% Senior Subordinated Notes due 2011. (Incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-4 No. 333-68722 dated August 30, 2001 and as amended September 14, 2001).

4.8	Indenture, dated as of March 8, 2004, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and The Bank of New York, as Trustee, relating to the 6.25% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.14 to the Company’s Registration Statement on Form S-4 No. 333-114499 dated April 15, 2004).

4.9	Exchange and Registration Rights Agreement, dated as of March 8, 2004, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 6.25% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.15 to the Company’s Registration Statement on Form S-4 No. 333-114499 dated April 15, 2004).

4.10	Rights Agreement, dated as of May 8, 2007, between Airgas, Inc. and The Bank of New York, as Rights Agent, which includes as Exhibits thereto the Form of Certificate of Designation, the Form of Right Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (Incorporated by reference to Exhibit 4.1 to the Company’s May 10, 2007 Current Report on Form 8-K).

Exhibit No.	Description

4.11	Indenture, dated as of June 10, 2008, among Airgas, Inc., the subsidiary guarantors of
Airgas, Inc. and The Bank of New York, as Trustee, relating to the 7.125% Senior Subordinated Notes due 2018. (Incorporated by reference to Exhibit 4.1 to the Company’s June 10, 2008 Current Report on Form 8-K).

4.12	Exchange and Registration Rights Agreement, dated as of June 10, 2008, among Airgas, Inc., the subsidiary guarantors of Airgas, Inc. and the initial purchasers of the 7.125% Senior Subordinated Notes due 2014. (Incorporated by reference to Exhibit 4.2 to the Company’s June 10, 2008 Current Report on Form 8-K).

4.13	The Second Amendment to the Twelfth Amended and Restated Credit Agreement, dated as of April 2, 2008, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent, and The Bank of Nova Scotia, as Canadian Administrative Agent. (Incorporated by reference to Exhibit 4.1 to the Company’s September 30, 2008 Quarterly Report on Form 10-Q).

4.14	The Third Amendment to the Twelfth Amended and Restated Credit Agreement, dated as of July 28, 2008, among Airgas, Inc., Airgas Canada, Inc., Red-D-Arc Limited, Bank of America, N.A., as U.S. Administrative Agent, and The Bank of Nova Scotia, as Canadian Administrative Agent. (Incorporated by reference to Exhibit 4.2 to the Company’s September 30, 2008 Quarterly Report on Form 10-Q).

There are no other instruments with respect to long-term debt of the Company that involve indebtedness or securities exceeding ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to file a copy of any instrument or agreement defining the rights of holders of long-term debt of the Company upon request of the Securities and Exchange Commission

* 10.1	Amended and Restated 2003 Employee Stock Purchase Plan dated June 21, 2006, and approved by the Company’s stockholders on August 9, 2006. (Incorporated by reference to the Definitive Proxy Statement on Form DEF14A dated June 30, 2006).

* 10.2	1997 Stock Option Plan, as amended through May 7, 2002, and approved by the Company’s stockholders on July 31, 2002. (Incorporated by reference to Exhibit 10.1 to the Company’s June 30, 2002 Quarterly Report on Form 10-Q).

* 10.3	1997 Directors’ Stock Option Plan as amended on May 25, 2004, and approved by the Company’s stockholders on August 4, 2004. (Incorporated by reference to the Definitive Proxy Statement on Form DEF14A dated June 28, 2004).

* 10.4	2006 Equity Incentive Plan dated June 21, 2006, and approved by the Company’s stockholders on August 9, 2006. (Incorporated by reference to Exhibit 10.1 to the Company’s August 9, 2006 Current Report on Form 8-K).

* 10.5	Airgas, Inc. Deferred Compensation Plan dated December 17, 2001. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-75258 dated December 17, 2001).

Exhibit No.	Description

* 10.6	Airgas, Inc. Deferred Comp Plan II dated May 23, 2006. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-8 No. 333-136463 dated August 9, 2006).

* 10.7	Airgas, Inc. Executive Bonus Plan.

* 10.8	Bulk Gas Business Equity Purchase Agreement, dated November 22, 2006, by and among Holox (USA) B.V., Holox Inc., Linde AG and Airgas, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s December 31, 2006 Quarterly Report on Form 10-Q).

* 10.9	Packaged Gas Business Equity Purchase Agreement, dated March 29, 2007, by and among Linde Gas Inc., Linde Aktiengesellschaft, and Airgas, Inc. (Incorporated by reference to Exhibit 10.14 to the Company’s March 31, 2007 Annual Report on Form 10-K).

* 10.10	Amended and restated Change of Control Agreement between Airgas, Inc. and Michael L. Molinini dated December 31, 2008. (Incorporated by reference to Exhibit 10.1 to the Company’s January 7, 2009 Current Report on Form 8-K). Nine other executive officers and one additional officer are parties to identical agreements.

* 10.11	Amended and Restated Executive Severance Agreement between Airgas, Inc. and Peter McCausland dated December 31, 2008. (Incorporated by reference to Exhibit 10.2 to the Company’s January 7, 2009 Current Report on Form 8-K).

* 10.12	Amended and Restated Executive Severance Agreement between Airgas, Inc. and Peter McCausland dated May 29, 2009.

12	Statement re: computation of the ratio of earnings to fixed charges.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Peter McCausland as Chairman and Chief Executive Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert M. McLaughlin as Senior Vice President and Chief Financial Officer of Airgas, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	A management contract or compensatory plan required to be filed by Item 13 of this Report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas, Inc. (Registrant)
By:	/s/ Peter McCausland
Peter McCausland
Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter McCausland (Peter McCausland)	Director, Chairman of the Board, President and Chief Executive Officer	June 1, 2009

/s/ Robert M. McLaughlin (Robert M. McLaughlin)	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Controller (Principal Accounting Officer)	June 1, 2009

/s/ W. Thacher Brown	Director	June 1, 2009
(W. Thacher Brown)

/s/ James W. Hovey	Director	June 1, 2009
(James W. Hovey)

/s/ Richard C. Ill	Director	June 1, 2009
(Richard C. Ill)

/s/ Paula A. Sneed	Director	June 1, 2009
(Paula A. Sneed)

Signature	Title	Date

/s/ David M. Stout	Director	June 1, 2009
(David M. Stout)

/s/ Lee M. Thomas	Director	June 1, 2009
(Lee M. Thomas)

/s/ John C. van Roden, Jr.	Director	June 1, 2009
(John C. van Roden, Jr.)

/s/ Ellen C. Wolf	Director	June 1, 2009
(Ellen C. Wolf)

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas East, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Fred Manley (Fred Manley)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ B. Shaun Powers (B. Shaun Powers)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas Great Lakes, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin McBride (Kevin McBride)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ B. Shaun Powers (B. Shaun Powers)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas Mid America, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Robert Hilliard (J. Robert Hilliard)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ B. Shaun Powers (B. Shaun Powers)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas North Central, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald Stark (Ronald Stark)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ B. Shaun Powers (B. Shaun Powers)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas South, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ L. Jay Sullivan (L. Jay Sullivan)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ B. Shaun Powers (B. Shaun Powers)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas Mid South, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry Lodge (Terry Lodge)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ Max D. Hooper (Max D. Hooper)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas Intermountain, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Douglas L. Jones (Douglas L. Jones)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/ (Principal Accounting Officer)	June 1, 2009

/s/ Max D. Hooper (Max D. Hooper)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas Nor Pac, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel L. Tatro (Daniel L. Tatro)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ Max D. Hooper (Max D. Hooper)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas Northern California & Nevada, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mike Chandler (Mike Chandler)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ Max D. Hooper (Max D. Hooper)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas Southwest, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Brent Sparks (J. Brent Sparks)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ Max D. Hooper (Max D. Hooper)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas West, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sam Thompson (Sam Thompson)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ Max D. Hooper (Max D. Hooper)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas Safety, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Don Carlino (Don Carlino)	President (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ Michael L. Molinini (Michael L. Molinini)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas Carbonic, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Philip J. Filer (Philip J. Filer)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ Peter McCausland (Peter McCausland)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas Specialty Gases, Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William Russo (William Russo)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ Jim Muller (Jim Muller)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Nitrous Oxide Corp. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Martin Tupman (Martin Tupman)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ Andy Cichocki (Andy Cichocki)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Red-D-Arc Inc. (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mitch M. Imielinski (Mitch M. Imielinski)	President and Director (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

/s/ John J. Appolonia (John J. Appolonia)	Director	June 1, 2009

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: June 1, 2009

Airgas Data, LLC (Registrant)
By:	/s/ Thomas M. Smyth
Thomas M. Smyth
Vice President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carey M. Verger (Carey M. Verger)	Vice President (Principal Executive Officer)	June 1, 2009

/s/ Thomas M. Smyth (Thomas M. Smyth)	Vice President and Director (Principal Financial Officer/Principal Accounting Officer)	June 1, 2009

AIRGAS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page
Reference In
Annual Report
On Form 10-K
Financial Statements:

Statement of Management’s Financial Responsibility	F-2

Management’s Report on Internal Control Over Financial Reporting	F-3

Report of Independent Registered Public Accounting Firm	F-4

Consolidated Statements of Earnings for the Years Ended March 31, 2009, 2008 and 2007	F-5

Consolidated Balance Sheets as of March 31, 2009 and 2008	F-6

Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2009, 2008 and 2007	F-7

Consolidated Statements of Cash Flows for the Years Ended March 31, 2009, 2008 and 2007	F-8

Notes to Consolidated Financial Statements	F-9

Financial Statement Schedule:

Schedule II — Valuation and Qualifying Accounts	F-56
     All other schedules for which provision is made in the applicable accounting regulations promulgated by the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

STATEMENT OF MANAGEMENT’S FINANCIAL RESPONSIBILITY
     Management of Airgas, Inc. and subsidiaries (the “Company”) prepared and is responsible for the consolidated financial statements and related financial information in this Annual Report on Form 10-K. The consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles. The consolidated financial statements reflect management’s informed judgment and estimation as to the effect of events and transactions that are accounted for or disclosed.
     Management maintains a system of internal control, which includes internal control over financial reporting, at each business unit. The Company’s system of internal control is designed to provide reasonable assurance that records are maintained in reasonable detail to properly reflect transactions and permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, that transactions are executed in accordance with management’s and the Board of Directors’ authorization, and that unauthorized transactions are prevented or detected on a timely basis such that they could not materially affect the financial statements. The Company also maintains a staff of internal auditors who review and evaluate the system of internal control on a continual basis. In determining the extent of the system of internal control, management recognizes that the cost should not exceed the benefits derived. The evaluation of these factors requires judgment by management.
     Management evaluated the effectiveness of the Company’s internal control over financial reporting, as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. KPMG LLP, an independent registered public accounting firm, as stated in their report appearing herein, issued their opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 and an opinion on the fair presentation of the financial position of the Company as of March 31, 2009 and 2008, and the results of the Company’s operations and cash flows for each of the years in the three-year period ended March 31, 2009.
     The Audit Committee of the Board of Directors, consisting solely of independent directors, meets regularly (jointly and separately) with the independent registered public accounting firm, the internal auditors and management to satisfy itself that they are properly discharging their responsibilities. The independent registered public accounting firm has direct access to the Audit Committee.
Airgas, Inc.

/s/ Peter McCausland	/s/ Robert M. McLaughlin

Peter McCausland	Robert M. McLaughlin
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
June 1, 2009

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of Airgas, Inc. and subsidiaries (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on this assessment, management concluded that, as of March 31, 2009, the Company’s internal control over financial reporting was effective. KPMG LLP, an independent registered public accounting firm, as stated in their report, has issued their opinion on the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009.
Airgas, Inc.

/s/ Peter McCausland	/s/ Robert M. McLaughlin

Peter McCausland	Robert M. McLaughlin
Chairman, President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer
June 1, 2009

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Airgas, Inc.:
We have audited the accompanying consolidated financial statements of Airgas, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. We also have audited Airgas, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Airgas, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Airgas, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Airgas, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 6 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, effective April 1, 2007.
/s/ KPMG LLP
Philadelphia, Pennsylvania
June 1, 2009

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS

	Years Ended March 31,
(In thousands, except per share amounts)	2009	2008	2007
Net Sales	$4,349,455	$4,017,024	$3,205,051

Cost and Expenses
Cost of products sold (excluding depreciation expense)	2,045,020	1,929,263	1,567,232
Selling, distribution and administrative expenses	1,558,772	1,422,162	1,148,979
Depreciation	198,033	175,802	138,818
Amortization (Note 8)	22,762	13,973	8,525

Total costs and expenses	3,824,587	3,541,200	2,863,554

Operating Income	524,868	475,824	341,497

Interest expense, net (Note 16)	(84,395)	(89,485)	(60,180)
Discount on securitization of trade receivables (Note 4)	(10,738)	(17,031)	(13,630)
Loss on the extinguishment of debt (Note 10)	—	—	(12,099)
Other income (expense), net	(382)	1,454	1,556

Earnings before income taxes and minority interest	429,353	370,762	257,144
Income taxes (Note 6)	(168,265)	(144,184)	(99,883)
Minority interest in earnings of consolidated affiliate (Note 13)	—	(3,230)	(2,845)

Net Earnings	$261,088	$223,348	$154,416

Net Earnings per Common Share (Note 17)

Basic earnings per share	$3.19	$2.74	$1.98

Diluted earnings per share	$3.12	$2.66	$1.92

Weighted average shares outstanding:
Basic	81,926	81,402	78,025

Diluted	83,816	84,235	82,566

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,
(In thousands, except per share amounts)	2009	2008
ASSETS
Current Assets
Cash	$47,188	$43,048
Trade receivables, less allowances for doubtful accounts of $27,572 in 2009 and $22,624 in 2008 (Note 4)	184,739	183,569
Inventories, net (Note 5)	390,445	330,732
Deferred income tax asset, net (Note 6)	34,760	22,258
Prepaid expenses and other current assets	60,838	67,110

Total current assets	717,970	646,717

Plant and equipment at cost (Note 7)	3,558,730	3,232,673
Less accumulated depreciation	(1,192,204)	(1,037,803)

Plant and equipment, net	2,366,526	2,194,870

Goodwill (Note 8)	1,063,370	969,059
Other intangible assets, net (Note 8)	216,070	148,998
Other non-current assets	35,601	27,620

Total assets	$4,399,537	$3,987,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$156,838	$185,111
Accrued expenses and other current liabilities (Note 9)	264,564	288,883
Current portion of long-term debt (Note 10)	11,058	40,400

Total current liabilities	432,460	514,394

Long-term debt, excluding current portion (Note 10)	1,750,308	1,539,648
Deferred income tax liability, net (Note 6)	565,783	439,782
Other non-current liabilities	79,231	80,104
Commitments and contingencies (Note 19)

Stockholders’ Equity (Note 14)
Preferred stock, 20,030 shares authorized, no shares issued or outstanding in 2009 and 2008	—	—
Common stock, par value $0.01 per share, 200,000 shares authorized, 85,542 and 84,076 shares issued in 2009 and 2008, respectively	856	841
Capital in excess of par value	533,030	468,302
Retained earnings	1,198,985	983,663
Accumulated other comprehensive loss	(10,753)	(4,713)
Treasury stock, 4,139 and 1,788 common shares at cost in 2009 and 2008, respectively	(150,363)	(34,757)

Total stockholders’ equity	1,571,755	1,413,336

Total liabilities and stockholders’ equity	$4,399,537	$3,987,264

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended March 31, 2009, 2008 and 2007
	Shares of				Accumulated
	Common		Capital in		Other	Shares of		Total
	Stock $0.01	Common	Excess of	Retained	Comprehensive	Treasury	Treasury	Stockholders’
(In thousands)	Par Value	Stock	Par Value	Earnings	Income (Loss)	Stock	Stock	Equity
Balance — April 1, 2006	78,569	$786	$289,598	$665,158	$4,751	(1,292)	$(13,134)	$947,159

Cumulative adjustment to retained earnings for adoption of SAB 108, net of tax (Note 2)				(5,161)				(5,161)
Comprehensive income:
Net earnings				154,416				$154,416
Foreign currency translation adjustment					2			2
Net change in fair value of interest rate swap agreements (Note 11)					(850)			(850)
Net tax benefit of other comprehensive income items					280			280

Total comprehensive income								$153,848

Shares issued with connection with stock options exercised (Note 15)	960	10	15,097					15,107
Dividends paid on common stock ($0.28) (Note 14)				(21,980)				(21,980)
Tax benefit associated with the exercise of stock options			9,013					9,013
Shares issued in connection with the Employee Stock Purchase Plan (Note 15)	431	3	11,948					11,951
Expense related to stock-based compensation (Note 15)			15,445					15,445

Balance — March 31, 2007	79,960	$799	$341,101	$792,433	$4,183	(1,292)	$(13,134)	$1,125,382

Cumulative adjustment to retained earnings for adoption of FIN 48 (Note 6)				(290)				(290)
Comprehensive income:
Net earnings				223,348				$223,348
Foreign currency translation adjustment					4,738			4,738
Net change in fair value of interest rate swap agreements (Note 11)					(20,956)			(20,956)
Net tax benefit of other comprehensive income items					7,322			7,322

Total comprehensive income								$214,452

Shares issued with connection with stock options exercised (Note 15)	1,238	13	20,368					20,381
Dividends paid on common stock ($0.39) (Note 14)				(31,828)				(31,828)
Tax benefit associated with the exercise of stock options			13,327					13,327
Shares issued in connection with the Employee Stock Purchase Plan (Note 15)	407	4	14,087					14,091
Expense related to stock-based compensation (Note 15)			15,587					15,587
National Welders exchange transaction (Note 13)	2,471	25	63,832					63,857
Purchase of treasury stock (Note 14)						(496)	(21,623)	(21,623)

Balance — March 31, 2008	84,076	$841	$468,302	$983,663	$(4,713)	(1,788)	$(34,757)	$1,413,336

Comprehensive income:
Net earnings				261,088				$261,088
Foreign currency translation adjustment					(11,451)			(11,451)
Net change in fair value of interest rate swap agreements (Note 11)					8,325			8,325
Net tax expense of other comprehensive income items					(2,914)			(2,914)

Total comprehensive income								$255,048

Shares issued with connection with stock options exercised (Note 15)	1,027	10	16,178					16,188
Dividends paid on common stock ($0.56) (Note 14)				(45,766)				(45,766)
Tax benefit associated with the exercise of stock options			11,846					11,846
Shares issued in connection with the Employee Stock Purchase Plan (Note 15)	439	5	16,502					16,507
Expense related to stock-based compensation (Note 15)			20,202					20,202
Purchase of treasury stock (Note 14)						(2,351)	(115,606)	(115,606)

Balance — March 31, 2009	85,542	$856	$533,030	$1,198,985	$(10,753)	(4,139)	$(150,363)	$1,571,755

See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended March 31,
(In thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$261,088	$223,348	$154,416
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	198,033	175,802	138,818
Amortization	22,762	13,973	8,525
Deferred income taxes	103,280	74,725	51,911
Loss (gain) on sales of plant and equipment	(964)	714	39
Minority interest in earnings	—	3,230	2,845
Stock-based compensation expense	20,635	16,629	15,445
Loss on debt extinguishment	—	—	12,099
Changes in assets and liabilities, excluding effects of business acquisitions and divestitures:
Securitization of trade receivables	(48,600)	95,600	20,200
Trade receivables, net	77,209	(23,308)	(37,687)
Inventories, net	441	(37,079)	(1,491)
Prepaid expenses and other current assets	4,362	1,693	(23,326)
Accounts payable, trade	(40,239)	8,053	(15,163)
Accrued expenses and other current liabilities	(15,097)	(749)	266
Other non-current assets	(673)	(81)	1,809
Other non-current liabilities	530	(2,624)	(2,363)

Net cash provided by operating activities	582,767	549,926	326,343

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(351,912)	(267,378)	(238,274)
Proceeds from sales of plant and equipment	14,360	9,345	8,685
Business acquisitions and holdback settlements	(273,750)	(480,096)	(687,892)
Other, net	1,378	(1,316)	(474)

Net cash used in investing activities	(609,924)	(739,445)	(917,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,364,423	1,162,452	1,577,967
Repayment of debt	(1,188,675)	(953,749)	(1,008,186)
Financing costs	(9,201)	—	(5,103)
Premium paid on call of senior subordinated notes	—	—	(10,267)
Minority interest in earnings	—	(711)	(2,845)
Purchase of treasury stock	(120,219)	(17,010)	—
Proceeds from the exercise of stock options	16,188	20,381	15,107
Stock issued for the Employee Stock Purchase Plan	16,507	14,091	11,951
Tax benefit realized from the exercise of stock options	11,846	13,327	9,013
Dividends paid to stockholders	(45,766)	(31,828)	(21,980)
Change in cash overdraft	(13,806)	(317)	16,901

Net cash provided by financing activities	31,297	206,636	582,558

CHANGE IN CASH	$4,140	$17,117	$(9,054)
Cash — Beginning of year	43,048	25,931	34,985

Cash — End of year	$47,188	$43,048	$25,931

For supplemental cash flow disclosures, see Note 22.
See accompanying notes to consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Description of the Business
     Airgas, Inc. and subsidiaries (“Airgas” or the “Company”) became a publicly traded company on the New York Stock Exchange in 1986. Since its inception, the Company has made nearly 400 acquisitions to become the largest U.S. distributor of industrial, medical, and specialty gases (delivered in “packaged” or cylinder form), and hardgoods, such as welding equipment and supplies. Airgas is also one of the largest U.S. distributors of safety products, the largest U.S. producer of nitrous oxide and dry ice, the largest liquid carbon dioxide producer in the Southeast, the fifth largest producer of atmospheric merchant gases in North America, and a leading distributor of process chemicals, refrigerants, and ammonia products. The Company markets its products to its diversified customer base through multiple sales channels including branch-based sales representatives, retail stores, strategic customer account programs, telesales, catalogs, eBusiness and independent distributors. More than 14,000 employees work in over 1,100 locations including branches, retail stores, packaged gas fill plants, cylinder testing facilities, specialty gas labs, production facilities, and distribution centers.
(b) Basis of Presentation
     The consolidated financial statements include the accounts of Airgas, Inc. and its subsidiaries. Intercompany accounts and transactions are eliminated in consolidation.
     The Company has made estimates and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”). Estimates are used for, but not limited to, determining the net carrying value of trade receivables, inventories, plant and equipment, goodwill, other intangible assets, asset retirement obligations, business and health insurance reserves, loss contingencies and deferred tax assets. Actual results could differ from those estimates.
(c) Reclassifications and Prior Period Adjustments
     The Consolidated Balance Sheet as of March 31, 2008 reflects adjustments that increased insurance receivables, reflected in the line item “Prepaid expenses and other current assets,” by $8 million and also increased business insurance reserves, reflected in the line item “Accrued expenses and other current liabilities,” by a corresponding $8 million. The insurance receivable and corresponding increase in the business insurance reserves at March 31, 2008 represent probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured. The adjustments to the March 31, 2008 balances were also reflected in Note 9 — Accrued Expenses and Other Current Liabilities. The Company does not consider these adjustments to be material to its financial position and the adjustments did not affect its results of operations or liquidity.
     Additionally, certain reclassifications were made to the Consolidated Statements of Earnings for the years ended March 31, 2008 and 2007, as well as the related notes, to conform to the current period presentation. These reclassifications principally resulted in increasing cost of products sold (excluding depreciation) and reducing selling, distribution and administrative expenses. Additionally, some revenue was reclassified between Gas and Rent and Hardgoods. These reclassifications were the result of conforming the accounting policies of National Welders (see Note 13) to the Company’s accounting policies and were not material. Consolidated net sales and net earnings for prior periods were not impacted by the reclassifications.
     As a result of an organizational realignment during the fourth quarter of fiscal 2009, the March 31, 2008 and 2007 segment information as disclosed in Note 23 was restated to reflect the new segment structure. The change in business segments had no effect on the Company’s consolidated financial position, results of operations or liquidity.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(d) Cash and Cash Overdraft
     On a daily basis, all available funds are swept from depository accounts into a concentration account and used to repay debt under the Company’s revolving credit facilities. Cash principally represents the balance of customer checks that have not yet cleared through the banking system and become available to be swept into the concentration account, and deposits made subsequent to the daily cash sweep. The Company does not fund its disbursement accounts for checks it has written until the checks are presented to the bank for payment. Cash overdrafts represent the balance of outstanding checks and are classified with other current liabilities. There are no compensating balance requirements or other restrictions on the transfer of cash associated with the Company’s depository accounts.
(e) Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts, which includes sales returns, sales allowances, and bad debts. The allowance adjusts the carrying value of trade receivables and the subordinated retained interest in trade receivables sold under the trade receivable securitization agreement for the estimate of accounts that will ultimately not be collected. An allowance for doubtful accounts is generally established as trade receivables age beyond their due date. As past due balances age, higher valuation allowances are established lowering the net carrying value of receivables. The amount of valuation allowance established for each past due period reflects the Company’s historical collections experience and current economic conditions and trends. The Company also establishes valuation allowances for specific problem accounts and bankruptcies. The amounts ultimately collected on past due trade receivables are subject to numerous factors including general economic conditions, the condition of the receivable portfolio assumed in acquisitions, the financial condition of individual customers, and the terms of reorganization for accounts exiting bankruptcy. Changes in these conditions impact the Company’s collection experience and may result in the recognition of higher or lower valuation allowances.
(f) Inventories
     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method, average-cost method and last-in, first-out (LIFO) method for approximately 72%, 17% and 11%, respectively, of the inventories at March 31, 2009. Cost is determined using the FIFO method, average-cost method and LIFO method for approximately 66%, 20% and 14%, respectively, of the inventories at March 31, 2008.
(g) Plant and Equipment
     Plant and equipment are initially stated at cost. Depreciation is computed using the straight-line method based on the estimated useful lives of the related assets. The carrying values of long-lived assets, including plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the recorded value cannot be recovered from the undiscounted future cash flows. When the book value of an asset exceeds the associated undiscounted expected future cash flows, it is considered to be potentially impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. The Company also leases property, plant and equipment, principally under operating leases. Rent expense for operating leases, which may have escalating rentals or rent holidays over the term of the lease, is recorded on a straight-line basis over the lease term.
(h) Goodwill, Other Intangible Assets and Deferred Financing Costs
     Goodwill represents the excess of the purchase price of an acquired entity over the amounts assigned to the assets acquired and liabilities assumed. Goodwill and intangible assets with indefinite useful lives are tested for

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
impairment at least annually. The Company has elected to perform its annual tests for indications of goodwill and other indefinite lived intangibles impairment as of October 31 of each year.
     Other intangible assets primarily include non-competition agreements and customer lists resulting from business acquisitions. Both non-competition agreements and customer lists are recorded based on their acquisition date fair value. Non-competition agreements are amortized using the straight-line method over the term of the agreement. Customer lists are amortized using the straight-line method over their estimated useful lives, which range from 7 to 17 years. The Company assesses the recoverability of other intangible assets by determining whether the carrying value of the intangible asset can be recovered through projected undiscounted future cash flows of the related business unit.
     Financing costs related to the issuance of long-term debt and for the trade receivables securitization agreement (see Note 4) are deferred and included in other long-term assets. Deferred financing costs are amortized as interest expense over the term of the related debt instrument for long-term debt, and are amortized as interest expense over the term of the agreement for the trade receivables securitization.
(i) Asset Retirement Obligations
     The fair value of a liability for an asset retirement obligation is recognized in the period when the asset is placed in service. The fair value of the liability is estimated using projected discounted cash flows. In subsequent periods, the retirement obligation is accreted to its future value, which is the estimate of the obligation at the asset retirement date. When the asset is placed in service, a corresponding retirement asset equal to the fair value of the retirement obligation is also recorded as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life. The majority of the Company’s asset retirement obligations are related to the restoration costs associated with returning bulk tanks sites to their original condition upon termination of long-term leases or supply agreements. The Company’s asset retirement obligations totaled $10.2 million and $9.3 million at March 31, 2009 and 2008, respectively.
(j) Commitments and Contingencies
     Liabilities for loss contingencies arising from claims, assessments, litigation and other sources are recorded when it is probable that a liability has been incurred and the amount of the claim, assessment or damages can be reasonably estimated.
     The Company maintains business insurance programs with self-insured retention, which covers workers’ compensation, business automobile and general liability claims. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The actuarial calculations used to estimate business insurance reserves are based on numerous assumptions, some of which are subjective. The Company will adjust its business insurance reserves, if necessary, in the event future loss experience differs from historical loss patterns.
     The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve as the Company’s loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(k) Income Taxes
     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and operating loss carryforwards are expected to be recovered, settled or utilized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.
     The Company recognizes the benefit of an income tax position only if it is more likely than not (greater than 50%) that the tax position will be sustained upon tax examination, based solely on the technical merits of the tax position. Otherwise, no benefit is recognized. The tax benefits recognized are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Additionally, the Company accrues interest and related penalties, if applicable, on all tax exposures for which reserves have been established consistent with jurisdictional tax laws. Interest and penalties are classified as income tax expense in the Consolidated Statements of Earnings.
(l) Foreign Currency Translation
     The functional currency of the Company’s foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The gains or losses resulting from such translations are included in stockholders’ equity as a component of “Accumulated other comprehensive income (loss).” Gains and losses arising from foreign currency transactions are reflected in the Consolidated Statements of Earnings as incurred.
(m) Concentrations of Credit Risk
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. Concentrations of credit risk are limited due to the Company’s large number of customers and their dispersion across many industries primarily throughout North America. Credit terms granted to customers are generally net 30 days.
(n) Financial Instruments
     In managing interest rate risk exposure, the Company enters into interest rate swap agreements. An interest rate swap is a contractual exchange of interest payments between two parties. A standard interest rate swap involves the payment of a fixed rate times a notional amount by one party in exchange for a floating rate times the same notional amount from the other party. As interest rates change, the difference to be paid or received is accrued and recognized as interest expense or income over the life of the agreement. These instruments are not entered into for trading purposes. Counterparties to the Company’s interest rate swap agreements are major financial institutions. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (“SFAS 133”) the Company recognizes interest rate swap agreements on the balance sheet at fair value. The interest rate swap agreements are marked to market with changes in fair value recognized in either accumulated other comprehensive income (loss) or in the carrying value of the hedged portions of fixed rate debt, as applicable.
     The carrying value of cash, trade receivables exclusive of the subordinated retained interest, other current receivables, trade payables and other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.) approximate fair value based on the short-term maturity of these financial instruments.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(o) Revenue Recognition
     Revenue from sales of gases and hardgoods products is recognized when the product is shipped, a sales price is fixed or determinable and collectability is reasonably assured. Rental fees on cylinders, cryogenic liquid containers, bulk gas storage tanks and other equipment are recognized when earned. For contracts that contain multiple deliverables, principally product supply agreements for gases and container rental, revenue is recognized for each deliverable based on its objectively determinable fair value. For cylinder lease agreements in which rental fees are collected in advance, revenues are deferred and recognized over the term of the lease agreement. Amounts billed for sales tax, value added tax or other transactional taxes imposed on revenue producing transactions are presented on a net basis and are not recognized as revenue.
(p) Cost of Products Sold (Excluding Depreciation)
     Cost of products sold (excluding depreciation) for the Distribution business segment principally consists of direct material costs, direct labor, manufacturing overhead and freight-in for bulk gas purchases and hardgoods (welding supplies and equipment, safety products and supplies). Maintenance costs associated with cylinders, cryogenic liquid containers and bulk tanks are also reflected in cost of products sold.
     Cost of products sold (excluding depreciation) for the All Other Operations business segment principally consists of direct material costs, direct labor and freight-in for bulk gas purchases.
(q) Selling, Distribution and Administrative Expenses
     Selling, distribution and administrative expenses consist of labor and overhead associated with the purchasing, marketing and distribution of the Company’s products, as well as costs associated with a variety of administrative functions such as legal, treasury, accounting and tax, and facility-related expenses.
(r) Depreciation
     The Company determines depreciation expense using the straight-line method based on the estimated useful lives of the assets. The Company uses accelerated depreciation methods for tax purposes where appropriate. Depreciation expense is recognized on the Company’s property, plant and equipment in the Consolidated Statement of Earnings line item “Depreciation.”
(s) Shipping and Handling Fees and Distribution Costs
     The Company recognizes delivery and freight charges to customers as elements of net sales. Costs of third-party freight are recognized as cost of products sold (excluding depreciation). The majority of the costs associated with the distribution of the Company’s products, which include labor and overhead associated with filling, warehousing and delivery by Company vehicles, are reflected in selling, distribution and administrative expenses and were $712 million, $643 million and $497 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively. The Company conducts multiple operations out of the same facilities and does not allocate facility-related expenses to each operational function. Accordingly, there is no facility-related expense in the distribution costs disclosed above. Depreciation expense associated with the Company’s delivery fleet of $18 million, $15 million and $11 million was recognized in depreciation for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(2) ACCOUNTING AND DISCLOSURE CHANGES
(a) Recently adopted accounting pronouncements
SFAS 157
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), effective for financial statements issued for fiscal years beginning after November 15, 2007. SFAS 157 did not require any new fair value measurements, but rather replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 until fiscal years beginning after November 15, 2008 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted SFAS 157 for financial assets and liabilities on April 1, 2008 (see Note 12). The adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations. Additionally, the Company will adopt SFAS 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis on April 1, 2009. The adoption of the deferred portion of SFAS 157 is not expected to have a material impact on the consolidated financial statements.
SFAS 159
     Effective April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value in an attempt to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The Company did not elect to re-measure any existing financial assets or liabilities under the provisions of this statement.
SFAS 161
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which enhances the requirements under SFAS 133. SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and how they affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 on January 1, 2009 — see Note 11 for required disclosures. The adoption of SFAS 161 did not have an impact on the Company’s financial position, results of operations or liquidity.
SFAS 162
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. The Company adopted SFAS 162 on November 15, 2008. The adoption of SFAS 162 did not have an impact on the Company’s financial position, results of operations or liquidity.
SAB 108
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Prior to SAB 108, either a balance sheet approach (“iron curtain”) or an income statement approach (“rollover”) was

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
utilized to quantify the materiality of misstatements. Although either approach could result in a different conclusion about materiality, both approaches were acceptable. Under SAB 108, both the balance sheet and the income statement approach must be considered when evaluating the materiality of misstatements. The Company adopted SAB 108 as of March 31, 2007, as required. The cumulative effect adjustment, net of tax, related to the adoption of SAB 108 was $5.2 million, and was recorded to retained earnings as of April 1, 2006.
(b) Accounting pronouncements issued but not yet adopted
SFAS 141R
     In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”), which replaces SFAS No. 141 of the same title (“SFAS 141”). This statement is effective for fiscal years beginning after December 15, 2008 and prohibits early adoption. SFAS 141R will significantly change the way the Company accounts for business combinations. The Company has historically pursued new business opportunities through acquisitions and intends to maintain this strategy for the foreseeable future. Accordingly, the Company expects the adoption of SFAS 141R to impact its operating results when significant acquisitions are completed and during the subsequent acquisition measurement periods when the fair values for the individual assets and liabilities acquired are determined. The principles contained in SFAS 141R are, in a number of ways, very different from those previously applied to business combinations. Upon adoption, the impact of SFAS 141R on the consolidated financial statements for future acquisitions may be driven by, among other things, recognizing the direct costs of acquisitions as period costs when incurred and recasting previously issued consolidated financial statements as the provisional values assigned to the assets and liabilities acquired are trued-up to their acquisition date fair values. The Company will adopt SFAS 141R for its fiscal year beginning April 1, 2009.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SFAS 160
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS 160 establishes accounting and reporting standards that require (1) non-controlling interests held by non-parent parties be clearly identified and presented in the consolidated statement of financial position within equity, separate from the parent’s equity, and (2) the amount of consolidated net income attributable to the parent and to the non-controlling interests be clearly presented on the face of the consolidated statement of income. SFAS 160 also requires consistent reporting of any changes to the parent’s ownership interest while retaining a controlling financial interest, as well as specific guidelines over how to treat the deconsolidation of controlling interests and any applicable gains or losses. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 and is to be applied prospectively, except for the presentation and disclosure requirements of SFAS 160, which are to be applied retrospectively for all periods presented. The Company is currently assessing the impact of SFAS 160 on the consolidated financial statements. Although all of the Company’s subsidiaries are currently 100% owned subsidiaries, the retrospective presentation and disclosure requirements will require previous non-controlling interests to be presented and disclosed for prior periods in the consolidated financial statements under the requirements of SFAS 160.
FSP 142-3
     In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”), which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). FSP 142-3 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with early adoption prohibited. The Company will adopt FSP 142-3 in conjunction with SFAS 141R to improve consistency between the useful life of intangible assets under SFAS 142 and the period of expected cash flows used to measure fair value at acquisition under SFAS 141R. The Company does not expect adoption of FSP 142-3 to have a material impact on the consolidated financial statements.
FSP 141R-1
     In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141R-1”), which amends SFAS 141R regarding the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141R-1 carries forward the general requirements of SFAS 141 for acquired contingencies in a business combination, yet encourages greater use of fair value as defined in SFAS 157 when determinable. FSP 141R-1 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with early adoption prohibited. The Company will adopt FSP 141R-1 in conjunction with SFAS 141R and does not expect the adoption to have a material impact on the consolidated financial statements.
FSP 107-1 and APB 28-1
     In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which requires disclosures about the fair value of financial instruments for interim reporting periods as well as in annual financial statements. Currently, these disclosures are only required in the Company’s consolidated annual financial statements. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted under specified circumstances. The Company will adopt FSP 107-1 for the interim reporting period ending June 30, 2009, and does not expect the adoption to have a material impact on the consolidated financial statements.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
EITF 08-7
     In November 2008, the FASB ratified the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 clarifies how to account for acquired defensive intangible assets subsequent to initial measurement under SFAS 141R that an entity does not intend to actively use but does intend to hold to prevent others from obtaining access to the asset. EITF 08-7 is effective for fiscal years beginning after December 15, 2008, along with SFAS 141R. The Company will adopt EITF 08-7 in conjunction with SFAS 141R and does not expect the adoption of EITF 08-7 to have a material impact on its consolidated results of operations, financial position or cash flows.
(3) ACQUISITIONS
     Acquisitions have been recorded using the purchase method of accounting and, accordingly, results of the acquired companies’ operations have been included in the Company’s consolidated financial statements since the effective date of each respective acquisition.
Fiscal 2009
     During fiscal 2009, the Company purchased 14 businesses. The largest of these businesses, acquired on July 31, 2008, was Refron, Inc., a New York-based distributor of refrigerant gases with historical annual sales of $93 million. With the acquisition of Refron, Inc., the Company formed Airgas Refrigerants, Inc. and merged the newly acquired operations with its existing refrigerant gas business. Airgas Refrigerants, Inc. is reflected in the All Other Operations business segment.
     Other significant acquisitions included Oilind Safety, an Arizona-based provider of industrial safety services offering a full array of rental equipment, safety supplies and technical support and training with historical annual sales of $23 million; A&N Plant, a European-based supplier of positioning and welding equipment for sale and rent with historical annual sales of $20 million; and Gordon Woods Industrial Welding Supply, an industrial gas and welding supply distributor with ten locations in the northern Los Angeles area with historical annual sales of $25 million. These acquisitions were merged into the operations of the Distribution business segment.
     The 14 business acquired in fiscal 2009 had aggregate historical annual revenues of approximately $205 million. A total of $274 million in cash was paid for these businesses, including the settlement of acquisition-related holdbacks. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch-store locations, as well as strengthen its refrigerant gas, safety product offerings, and international presence.
     In connection with certain acquisitions, the Company is required to make future payments to sellers based on future earnings of the acquired business in excess of predetermined amounts. Amounts payable under contingent payment terms continue through 2019 and are limited to $9.9 million, the majority of which, if required, will be capitalized as additional costs of the acquisitions.
Purchase Price Allocation
     The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of each respective acquisition. Certain purchase price allocations continue to be based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses.
     The table below summarizes the allocation of the purchase price of all fiscal 2009 acquisitions by business segment, as well as adjustments related to prior year acquisitions. The credit of $46 thousand in the All Other Operations business segment is attributable to a reduction of $1.43 million related to

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
plant and equipment adjustments to fiscal 2008 acquisitions, net of $1.39 million of plant and equipment acquired in fiscal 2009 acquisitions. Of the total goodwill in the table below, $84 million is deductible for income tax purposes. Additionally, approximately $85 million of the $91 million allocated to other intangible assets represents value assigned to customer relationships, with the remaining $6 million representing non-competition agreements.

		All Other
	Distribution	Operations
(In thousands)	Business Segment	Business Segment	Total
Current assets, net	$22,611	$72,460	$95,071
Property and equipment	32,380	(46)	32,334
Goodwill	34,138	65,228	99,366
Other intangible assets	65,344	25,662	91,006
Current liabilities	(15,984)	(7,660)	(23,644)
Long-term liabilities	(17,159)	(3,224)	(20,383)

Total cash consideration	$121,330	$152,420	$273,750

Pro Forma Operating Results
     The pro forma results are prepared from financial information obtained from the sellers of the businesses as well as information obtained during the due diligence process associated with the acquisitions. Pro forma adjustments to the historic financial information of the businesses acquired are limited to those related to the Company’s stepped-up basis in acquired assets and adjustments to reflect the Company’s borrowing and tax rates. The pro forma operating results do not include benefits associated with anticipated synergies related to combining the businesses or integration costs.
     The following represents unaudited pro forma operating results as if the fiscal 2009 and 2008 acquisitions had occurred on April 1, 2007. The pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2007 or of results that may occur in the future.

	Unaudited
	Years Ended March 31,
(In thousands, except per share amounts)	2009	2008
Net sales	$4,433,158	$4,406,837
Net earnings	261,725	222,442

Diluted earnings per share	$3.12	$2.65

Fiscal 2008
     During fiscal 2008, the Company purchased 18 businesses, including 15 associated with the distribution of packaged gases and related hardgoods products. The largest of these acquisitions was the June 30, 2007 acquisition of most of the U.S. packaged gas operations (“Linde Packaged Gas”) of Linde AG (“Linde”) for $310 million in cash. The operations acquired included 130 locations in 18 states, with more than 1,400 employees, and generated approximately $346 million in revenues for the year ended December 31, 2006. The Linde Packaged Gas business was merged into the operations of the Distribution business segment. A total of

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
$162 million in cash was paid for the 14 other acquired packaged gas distributors and the settlement of holdback liabilities related to prior year acquisitions. These packaged gas distributors had aggregate historical annual revenues of approximately $150 million. The remaining three acquisitions were purchased for $8 million in cash and had combined historical annual revenues of approximately $13 million. These acquisitions are included in the All Other Operations business segment. The Company acquired the 18 businesses to expand its geographic coverage and strengthen its national network of branch store locations.
Purchase Price Allocation
     The aggregate cash paid for the fiscal 2008 acquisitions and the settlement of holdback liabilities associated with certain prior year acquisitions was $480 million. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company’s existing distribution network. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the date of each respective acquisition.
     The table below summarizes the allocation of the purchase price of all fiscal 2008 acquisitions by business segment as well as adjustments related to prior year acquisitions. Of the total goodwill in the table below, $93 million is deductible for income tax purposes.

	Linde Acquisitions	Remaining Acquisitions
			All Other
	Distribution	Distribution	Operations
(In thousands)	Business Segment	Business Segment	Business Segment	Total
Current assets, net	$85,227	$31,171	$1,341	$117,739
Property and equipment	153,756	68,272	4,583	226,611
Goodwill	54,714	77,909	1,584	134,207
Other intangible assets	73,609	23,426	3,465	100,500
Current liabilities	(47,313)	(15,490)	(2,306)	(65,109)
Long-term liabilities	(10,003)	(22,903)	(946)	(33,852)

Total cash consideration	$309,990	$162,385	$7,721	$480,096

     Pursuant to the Company’s plan to integrate the Linde Packaged Gas business into its regional company structure, the Company recorded accruals primarily associated with one-time severance benefits to acquired employees who were involuntarily terminated, facility exit related costs associated with exiting certain acquired facilities that overlap with the Company’s existing operations and a multi-employer pension plan withdrawal liability associated with exiting certain union contracts. Payments related to these severance accruals will continue into early fiscal 2010. Of the $3.6 million remaining facility exit accrual, $2.9 million relates to the former Linde corporate headquarters. Other integration accruals of $4.6 million consist primarily of the multi-employer pension accrual, which is expected to be paid during fiscal 2010 and 2011.
     The table below summarizes the liabilities established through acquisition accounting, adjustments to these liabilities based on revisions to the Company’s integration plan and the related payments made during fiscal 2008 and 2009.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

			Other	Total
	Severance	Facility Exit	Integration	Integration
(In thousands)	Accruals	Accruals	Accruals	Accruals
Amounts originally included in acquisition accounting	$5,265	$5,700	$—	$10,965
Payments	(2,781)	(873)	(962)	(4,616)
Adjustments	892	369	6,213	7,474

Balance at March 31, 2008	3,376	5,196	5,251	13,823
Payments	(2,577)	(1,637)	(839)	(5,053)
Adjustments	(640)	19	221	(400)

Balance at March 31, 2009	$159	$3,578	$4,633	$8,370

Pro Forma Operating Results
     The following represents unaudited pro forma operating results as if the fiscal 2008 and 2007 acquisitions had occurred on April 1, 2006. The pro forma operating results were prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of April 1, 2006 or of results that may occur in the future.

	Unaudited
	Years Ended March 31,
(In thousands, except per share amounts)	2008	2007
Net sales	$4,205,464	$3,950,425
Net earnings	224,303	160,283

Diluted earnings per share	$2.67	$1.99

Fiscal 2007
     During fiscal 2007, the Company purchased 13 businesses. The largest of the acquisitions was the U.S. bulk gas business of Linde (“Linde Bulk Gas”), purchased March 9, 2007. The acquisition included eight air separation units and related bulk gas business with about 300 employees and approximate historical annual revenues of $176 million, net of sales to the Company. The acquired business was renamed “Airgas Merchant Gases” and now manages production, distribution and administrative functions for the air separation plants. In connection with the transaction, most of the acquired bulk gas customers and related service equipment were transferred to existing Distribution business units. Airgas Merchant Gases is reported in the Distribution business segment and operates principally as an internal supplier to the other business units within the Distribution business segment. Included in the All Other Operations business segment is the refrigerant products and services business acquired from CFC Refimax, LLC, with historical annual revenues of approximately $25 million. The acquisition was integrated into the operations of Airgas Specialty Products and later transferred to the newly formed Airgas Refrigerants. The remaining fiscal 2007 acquisitions, with historical annual revenues of approximately $142 million, were assumed by regional operating companies in the Distribution business segment. The Company acquired the businesses to expand its geographic coverage and strengthen its national network of branch store locations.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Purchase Price Allocation
     The aggregate cash paid for the fiscal 2007 acquisitions and the settlement of holdback liabilities associated with certain prior year acquisitions was $688 million. The Company negotiated the respective purchase prices of the businesses based on the expected cash flows to be derived from their operations after integration into the Company. The purchase price of each acquired business was allocated to the assets acquired and liabilities assumed based on their estimated fair values as of the dates of each respective acquisition. The purchase price allocations were based on preliminary estimates of fair value and were subject to revision as the Company finalized appraisals and other analyses. Goodwill associated with the fiscal 2007 acquisitions is deductible for income tax purposes. The table below summarizes the allocation of purchase price of all fiscal 2007 acquisitions as well as adjustments related to prior year acquisitions. Transaction costs of approximately $5 million associated with the Linde Bulk Gas acquisition are reflected in current liabilities below.

		Remaining Acquisitions
	Linde Acquisition		All Other
	Distribution	Distribution	Operations
(In thousands)	Business Segment	Business Segment	Business Segment	Total
Current assets, net	$26,924	$25,839	$10,600	$63,363
Property and equipment	302,388	66,248	1,977	370,613
Goodwill	166,920	73,784	19,890	260,594
Other intangible assets	16,700	21,842	6,000	44,542
Current liabilities	(16,254)	(19,484)	(3,555)	(39,293)
Long-term liabilities	(1,868)	(7,978)	(2,081)	(11,927)

Total cash consideration	$494,810	$160,251	$32,831	$687,892

(4) TRADE RECEIVABLES SECURITIZATION
     The Company participates in a securitization agreement (the “Agreement”) with three commercial banks to which it sells qualifying trade receivables on a revolving basis. The maximum amount of the facility is $345 million ($360 million at March 31, 2008). The size of the facility was reduced from $360 million to $345 million in March 2009, due to the elimination of a $15 million subordinated funding tranche, which was previously part of the facility. The Agreement expires in March 2010. The Company expects continued availability under the Agreement until it expires in March 2010 and under similar agreements thereafter. Given the contraction of the securitized asset market in the current credit environment, the Company is evaluating the current arrangement with the banks and will evaluate this and other financing alternatives in fiscal 2010. Based on the characteristics of its receivable pool, the Company believes that trade receivable securitization will continue to be an attractive source of funds. In the event such source of funding was unavailable or reduced, the Company believes that it would be able to secure an alternative source of funds. During the year ended March 31, 2009, the Company sold approximately $4.0 billion of trade receivables and remitted to bank conduits, pursuant to a servicing agreement, approximately $4.0 billion in collections on those receivables. The amount of receivables sold under the Agreement was $311 million at March 31, 2009 and $360 million at March 31, 2008. The Agreement contains customary events of termination, including standard cross default provisions with respect to outstanding debt.
     The transaction has been accounted for as a sale under the provisions of SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Under the Agreement, trade receivables are sold to bank conduits through a bankruptcy-remote special purpose entity, which is consolidated for financial reporting purposes. The difference between the proceeds from the sale and the carrying value of the receivables is recognized as “Discount on securitization of trade receivables” in the accompanying Consolidated Statements of Earnings and varies on a monthly basis depending on the amount of receivables sold

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
and market rates. The Company retains a subordinated interest in the receivables sold, which is recorded at the receivables’ previous carrying value. Accordingly, the Company is exposed to credit risk associated with its retained interest in the receivables. The Company is not exposed to interest rate risk due to the short-term nature of the receivables and their general collectability.
     Subordinated retained interests of approximately $148 million, net of an allowance for doubtful accounts of $26.4 million, and $164 million, net of an allowance for doubtful accounts of $21.9 million, are included in trade receivables in the accompanying Consolidated Balance Sheets at March 31, 2009 and 2008, respectively. At March 31, 2009 and 2008, approximately 6.4% and 9.2%, respectively, of the accounts included in the retained interest were delinquent, as defined under the Agreement. Credit losses for the years ended March 31, 2009 and 2008 were $22 million and $14 million, respectively. On a monthly basis, management calculates the fair value of the retained interest based on management’s best estimate of the undiscounted expected future cash collections on the receivables. Changes in the fair value are recognized as bad debt expense. Actual cash collections may differ from these estimates and would directly affect the fair value of the retained interest. In accordance with the servicing agreement, the Company continues to service, administer and collect the trade receivables on behalf of the bank conduits. The servicing fees charged to the bank conduits approximate the costs of collections. Accordingly, the net servicing asset is immaterial. The Company does not provide any financial guarantees of the bank conduits’ obligations.
(5) INVENTORIES, NET
Inventories, net, consist of:

	March 31,
(In thousands)	2009	2008
Hardgoods	$249,125	$275,611
Gases	141,320	55,121

	$390,445	$330,732

     Hardgoods inventories determined using the LIFO inventory method totaled $46 million at March 31, 2009 and $50 million at March 31, 2008. The balance of the hardgoods inventories is valued using the FIFO and average-cost inventory methods. If the hardgoods inventories valued under the LIFO method had been valued using the FIFO method, the carrying value of hardgoods inventories would have been $10.4 million higher at March 31, 2009 and $8.5 million higher at March 31, 2008. Substantially all of the inventories are finished goods. The increase in gas inventories was primarily due to the acquisition of Refron, Inc. (see Note 3).
(6) INCOME TAXES
     Earnings before income taxes and minority interest were derived from the following sources:

	Years Ended March 31,
(In thousands)	2009	2008	2007
United States	$419,377	$358,381	$246,699
Foreign	9,976	12,381	10,445

	$429,353	$370,762	$257,144

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Income tax expense consists of:

	Years Ended March 31,
(In thousands)	2009	2008	2007
Current:
Federal	$52,562	$60,221	$41,760
Foreign	2,658	3,718	2,725
State	9,765	5,520	3,487

	64,985	69,459	47,972

Deferred:
Federal	87,751	62,351	46,440
Foreign	562	484	491
State	14,967	11,890	4,980

	103,280	74,725	51,911

	$168,265	$144,184	$99,883

    Significant differences between taxes computed at the federal statutory rate and the provision for income taxes were:

	Years Ended March 31,
	2009	2008	2007
Taxes at U.S. federal statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in income taxes resulting from:
State income taxes, net of federal benefit	3.6%	3.3%	2.9%
Stock-based compensation expense	0.3%	0.3%	0.5%
Change in state tax law	0.1%	(0.3%)	(0.8%)
Other, net	0.2%	0.6%	1.2%

	39.2%	38.9%	38.8%

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The tax effects of cumulative temporary differences and carryforwards that gave rise to the significant portions of the deferred tax assets and liabilities were as follows:

	March 31,
(In thousands)	2009	2008
Deferred Tax Assets:
Inventories	$17,190	$10,881
Accounts receivable	368	(1,379)
Deferred rental income	17,198	14,480
Insurance reserves	14,087	9,864
Litigation settlement and other reserves	1,721	1,634
Asset retirement obligations	3,766	3,513
Stock based compensation	13,555	8,801
Other	15,707	16,011
Net operating loss carryforwards	20,240	20,424
Valuation allowance	(6,211)	(5,098)

	97,621	79,131

Deferred Tax Liabilities:
Plant and equipment	(517,225)	(414,961)
Intangible assets	(94,123)	(66,211)
Other	(17,296)	(15,483)

	(628,644)	(496,655)

Net deferred tax liability	$(531,023)	$(417,524)

     Current deferred tax assets and current deferred tax liabilities have been netted for presentation purposes. Non-current deferred tax assets and non-current deferred tax liabilities have also been netted. Deferred tax assets and liabilities are reflected in the Company’s consolidated balance sheets as follows:

	March 31,
(In thousands)	2009	2008
Current deferred tax asset, net	$34,760	$22,258
Non-current deferred tax liability, net	(565,783)	(439,782)

Net deferred tax liability	$(531,023)	$(417,524)

     The Company has recorded tax benefits amounting to $11.8 million, $13.3 million and $9.0 million in the years ended March 31, 2009, 2008 and 2007 respectively, resulting from the exercise of stock options. This benefit has been recorded in capital in excess of par value.
     The Company has recorded deferred tax assets related to the expected future tax benefits of net operating losses of $20.2 million and $20.4 million as of March 31, 2009 and 2008, respectively. All federal loss carryforwards recorded in fiscal 2005 and 2006 were utilized in fiscal 2007. State loss carryforwards expire at various times through 2029.
     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforward deferred tax assets become deductible or utilized. Management considers the reversal of deferred tax liabilities and projected future taxable income in making this assessment.
     Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets reverse, at March 31, 2009, management believes it is more likely than not that the

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company will realize the benefits of these deductible differences, net of the existing valuation allowances. Valuation allowances primarily relate to certain state net operating loss carryforwards. In fiscal 2009, the Company revised its estimates of the realizability of certain tax benefits associated with state net operating loss carryforwards. Those revisions, along with changes due to the realization and expiration of net operating loss carryforwards, resulted in a $1.1 million increase in the related valuation allowance at March 31, 2009.
     U.S. income taxes have not been provided on approximately $57 million of undistributed earnings of non-U.S. subsidiaries because it is the Company’s intention to continue to reinvest these earnings in those subsidiaries to support their growth. Due to the timing and circumstances of repatriation of such earnings, if any, it is not practicable to determine the unrecognized deferred tax liability relating to such amounts.
     Effective April 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which provides guidance on how a company should recognize, measure and disclose in its financial statements uncertain income tax positions that a company has taken or expects to take on a tax return. Unrecognized tax benefits represent income tax positions taken on income tax returns that have not been recognized in the consolidated financial statements. The adoption of FIN 48 in fiscal 2008 resulted in the Company recording a $290 thousand incremental liability for unrecognized tax benefits and a corresponding reduction in retained earnings.
     As of March 31, 2009, the Company has unrecognized tax benefits of approximately $12 million, which has been recorded as a non-current liability, and a related $4 million tax asset recorded in other non-current assets. If recognized, all of the unrecognized tax benefits and related interest and penalties would reduce tax expense. The Company does not anticipate significant changes in the amount of unrecognized income tax benefits over the next year.
     A reconciliation of the beginning and ending amount of unrecognized income tax benefits, excluding potential interest and penalties associated with uncertain tax positions, is as follows:

(In thousands)
Unrecognized income tax benefits as of April 1, 2008	$6,963
Additions for tax positions of prior years	518
Additions for current year tax positions	1,196
Reductions for settlements with taxing authorities	(175)
Reductions as a result of expiration of applicable statutes of limitations	(93)

Unrecognized income tax benefits as of March 31, 2009	$8,409

     Interest and penalties of $800 thousand were recognized for the year ended March 31, 2009 and were classified as income tax expense in the consolidated financial statements. Consistent with past practice, the Company will continue to record interest and penalties associated with uncertain tax positions in income tax expense.
     The Company files income tax returns in the United States and various foreign jurisdictions. The Company also files income tax returns in every state which imposes a corporate income tax. The Company is not under examination by the IRS or in any significant foreign, state and local tax jurisdictions. With limited exceptions, the Company is no longer subject to U.S. federal, state and local or foreign income tax examinations by tax authorities for years before fiscal 2006.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(7) PLANT AND EQUIPMENT
     The major classes of plant and equipment, at cost, are as follows:

		March 31,
(In thousands)	Depreciable Lives (Yrs)	2009	2008
Land and land improvements	—	$145,412	$118,019
Buildings and leasehold improvements	25	344,360	306,308
Cylinders	30	1,251,919	1,218,959
Bulk tank stations	10 to 30 (Average 19)	448,764	402,352
Rental equipment	3 to 10	222,302	199,794
Machinery and equipment	7 to 10	665,966	593,758
Computers, furniture and fixtures	3 to 10	152,059	146,387
Transportation equipment	3 to 15	230,435	200,892
Construction in progress	—	97,513	46,204

		$3,558,730	$3,232,673

(8) GOODWILL AND OTHER INTANGIBLE ASSETS
     Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a purchase business combination. The valuations of goodwill and other intangible assets from recent acquisitions are based on preliminary estimates of fair value and are subject to revision as the Company finalizes appraisals and other analyses. As discussed in Note 1 and Note 23, in the fourth quarter of fiscal 2009, the Company realigned its business segments. The fiscal 2008 and 2007 disclosures by business segment below were restated to reflect the realignment. Changes in the carrying amount of goodwill for fiscal 2009 and 2008 were as follows:

		All Other
	Distribution	Operations
(In thousands)	Business Segment	Business Segment	Total
Balance at March 31, 2007	$714,600	$117,562	$832,162
Acquisitions	132,623	1,584	134,207
Other adjustments	2,539	151	2,690

Balance at March 31, 2008	849,762	119,297	969,059
Acquisitions	34,138	65,228	99,366
Other adjustments	(4,818)	(237)	(5,055)

Balance at March 31, 2009	$879,082	$184,288	$1,063,370

Test for Goodwill Impairment
     SFAS 142 requires the Company to perform an assessment of the carrying value of goodwill associated with each of its reporting units at least annually and whenever events or circumstances indicate that it is more likely than not that goodwill may be impaired. The Company has elected to perform its annual assessment of the carrying value of goodwill as of October 31 of each year. As of October 31, 2008, the Company had 17 reporting units in the Distribution business segment and six reporting units in the All Other Operations business segment. The

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Company determined the estimated fair value of each of its reporting units as of October 31, 2008 using a discounted cash flow model and compared those values to the carrying value of each of the respective reporting units. Significant assumptions used in the cash flow model include revenue growth rates, profit margins, future capital expenditures, working capital needs, discount rates and perpetual growth rates. At October 31, 2008, the discount rates used in the model were 10% for the Distribution reporting units and 12% for the smaller reporting units in the All Other Operations business segment. The perpetual growth rate assumed in the discounted cash flow model was consistent with the long-term rate of growth as measured by the U.S. Gross Domestic Product. The annual assessment of the carrying value of goodwill at October 31, 2008 indicated that the Company’s carrying value of goodwill was not impaired.
     In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair value of each reporting unit. In most cases, the estimated fair value of the reporting units exceeded the carrying value of the reporting units by a substantial amount. However, this hypothetical 10% decrease in fair value would have triggered the need to perform additional step 2 analyses for three of the Company’s reporting units. The amount of goodwill associated with these reporting units was $253 million at October 31, 2008.
Other Intangible Assets
     Other intangible assets that are not fully amortized amounted to $216 million and $149 million, net of accumulated amortization of $39 million and $28 million at March 31, 2009 and 2008, respectively. These intangible assets primarily consist of customer relationships, which are amortized over the estimated benefit periods which range from 7 to 17 years, and non-competition agreements, which are amortized over the term of the agreements. The determination of the estimated benefit period associated with customer relationships is based on the analysis of historical customer sales attrition information and other customer-related factors at the date of acquisition. There are no expected residual values related to these intangible assets. The Company evaluates the estimated benefit periods and recoverability of its intangible assets that are subject to amortization when facts and circumstances indicate that the lives may not be appropriate and/or the carrying value of the asset may not be recoverable. If the carrying value is not recoverable, impairment is measured as the amount by which the carrying value exceeds its estimated fair value. Fair value is generally estimated based on either appraised value or other valuation techniques. Intangible assets also include trade names with indefinite useful lives valued at $1.3 million. Estimated future amortization expense by fiscal year is as follows: 2010 - $24.0 million; 2011 — $23.4 million; 2012 — $22.1 million; 2013 — $21.3 million; 2014 — $19.0 million; and $105.0 million thereafter.
(9) ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
     Accrued expenses and other current liabilities include:

	March 31,
(In thousands)	2009	2008
Accrued payroll and employee benefits	$80,630	$86,490
Business insurance reserves	44,986	37,433
Taxes other than income taxes	17,098	22,628
Cash overdraft	42,933	56,739
Deferred rental revenue	25,611	22,641
Other accrued expenses and current liabilities	53,306	62,952

	$264,564	$288,883

     With respect to the business insurance reserves above, the Company had corresponding insurance receivables of $9.7 million at March 31, 2009 and $8.0 million at March 31, 2008. The insurance receivables represent the balance of probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(10) INDEBTEDNESS
     Long-term debt consists of:

	March 31,
(In thousands)	2009	2008
Revolving credit borrowings — U.S.	$751,200	$859,500
Revolving credit borrowings — Multi-currency	23,712	—
Revolving credit borrowings — Canadian	14,660	23,791
Term loans	397,500	487,500
Money market loan	—	30,000
Senior subordinated notes	550,000	150,000
Acquisition notes and other	24,294	29,257

Total long-term debt	1,761,366	1,580,048
Less current portion of long-term debt	(11,058)	(40,400)

Long-term debt, excluding current portion	$1,750,308	$1,539,648

Senior Credit Facility
     The Company maintains a senior credit facility (the “Credit Facility”) with a syndicate of lenders. In July 2008, the Company amended its Credit Facility to, among other things, create a multi-currency borrowing facility. Under this multi-currency revolver, the Company and certain of the Company’s foreign subsidiaries may borrow any foreign currency that is readily available and freely transferable and convertible into U.S. dollars, including Euros, pounds sterling and Mexican pesos. The Company may borrow up to $75 million (U.S. dollar equivalent) in U.S. dollars or any permitted foreign currency or multiple currencies in the aggregate. To accommodate the size of the multi-currency revolver, the Company’s U.S. dollar revolving credit line was reduced by $75 million so that the total size of the Company’s Credit Facility was not changed.
     At March 31, 2009, the Credit Facility permitted the Company to borrow up to $991 million under a U.S. dollar revolving credit line, up to $75 million (U.S. dollar equivalent) under the multi-currency revolving credit line, and up to C$40 million (U.S. $32 million) under a Canadian dollar revolving credit line. The Credit Facility also contains a term loan provision through which the Company borrowed $600 million with scheduled repayment terms. The term loans are repayable in quarterly installments of $22.5 million through June 30, 2010. The quarterly installments then increase to $71.2 million from September 30, 2010 to June 30, 2011. Principal payments due over the next twelve months on the term loans are classified as “Long-term debt” in the Company’s Consolidated Balance Sheets based on the Company’s ability and intention to refinance the payments with borrowings under its long-term revolving credit facilities. As principal amounts under the term loans are repaid, no additional borrowing capacity is created under the term loan provision. The Credit Facility will mature on July 25, 2011.
     As of March 31, 2009, the Company had approximately $1.2 billion of borrowings under the Credit Facility: $751 million under the U.S. dollar revolver, $24 million (in U.S. dollars) under the multi-currency revolver, C$18 million (U.S. $15 million) under the Canadian dollar revolver and $398 million under the term loans. The Company also had outstanding letters of credit of $42 million issued under the Credit Facility. The U.S. dollar borrowings and the term loans bear interest at the London Interbank Offered Rate (“LIBOR”) plus 62.5 basis points. The multi-currency revolver bears interest based on a spread of 62.5 basis points over the Euro currency rate applicable to each foreign currency borrowing. The Canadian dollar borrowings bear interest at the Canadian Bankers’ Acceptance Rate plus 62.5 basis points. As of March 31, 2009, the average effective interest

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
rates on the U.S. dollar revolver, the term loans, the multi-currency revolver and the Canadian dollar revolver were 1.24%, 1.85%, 2.05% and 1.49%, respectively.
     As of March 31, 2009, approximately $266 million remained unused under the Company’s Credit Facility. The Company’s margins of compliance with the financial covenants of the Credit Facility result in no restrictions on the Company’s ability to borrow on the unused portion of the Credit Facility. The Credit Facility contains customary events of default, including nonpayment and breach covenants. In the event of default, repayment of borrowings under the Credit Facility may be accelerated.
     The Company’s domestic subsidiaries, exclusive of the bankruptcy-remote special purpose entity (the “domestic subsidiaries”), guarantee the U.S. dollar revolver, multi-currency revolver, Canadian dollar revolver and term loans. The multi-currency revolver and Canadian dollar revolver are also guaranteed by the Company and the Company’s foreign subsidiaries. The guarantees are full and unconditional and are made on a joint and several basis. The Company has pledged 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries as surety for its obligations under the Credit Facility. The Credit Facility provides for the release of the guarantees and collateral if the Company attains an investment grade credit rating and a similar release on certain other debt.
Money Market Loans
     The Company has an agreement with a financial institution that provides access to short-term advances not to exceed $30 million for a maximum term of three months. The agreement expires on June 30, 2009, but may be extended subject to renewal provisions contained in the agreement. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2009, the Company had no outstanding advances under the agreement.
     The Company also has an agreement with another financial institution that provides access to short-term advances not to exceed $35 million. The agreement expires on December 1, 2009, but may be extended subject to renewal provisions contained in the agreement. The advances are generally overnight or for up to seven days. The amount, term and interest rate of an advance are established through mutual agreement with the financial institution when the Company requests such an advance. At March 31, 2009, there were no advances outstanding under the agreement.
Senior Subordinated Notes
     At March 31, 2009, the Company had $150 million of senior subordinated notes (the “2004 Notes”) outstanding with a maturity date of July 15, 2014. The 2004 Notes bear interest at a fixed annual rate of 6.25%, payable semi-annually on January 15 and July 15 of each year. The 2004 Notes have a redemption provision, which permits the Company, at its option, to call the 2004 Notes at scheduled dates and prices. The first scheduled optional redemption date is July 15, 2009 at a price of 103.125% of the principal amount.
     On June 5, 2008, the Company issued $400 million of senior subordinated notes (the “2008 Notes”) at par with a maturity date of October 1, 2018. The net proceeds from the sale of the 2008 Notes were used to reduce borrowings under the Company’s revolving credit line under the Credit Facility. The 2008 Notes bear interest at a fixed annual rate of 7.125%, payable semi-annually on October 1 and April 1 of each year, commencing October 1, 2008. The 2008 Notes have a redemption provision, which permits the Company, at its option, to call the 2008 Notes at scheduled dates and prices. The first scheduled optional redemption date is October 1, 2013 at a price of 103.563% of the principal amount.
     The 2004 and 2008 Notes contain covenants that could restrict the payment of dividends, the repurchase of common stock, the issuance of preferred stock, and the incurrence of additional indebtedness and liens. The 2004 and 2008 Notes are fully and unconditionally guaranteed jointly and severally, on a subordinated basis, by each of the 100% owned domestic guarantors under the Credit Facility.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Acquisition Notes and Other
     The Company’s long-term debt also included acquisition and other notes, principally consisting of notes issued to sellers of businesses acquired, which are repayable in periodic installments. At March 31, 2009, acquisition and other notes totaled $24 million with an average interest rate of approximately 6% and an average maturity of approximately two years.
Loss on Debt Extinguishment
     On October 27, 2006, the Company redeemed its $225 million 9.125% senior subordinated notes in full at a premium of 104.563% of the principal amount with proceeds from the Company’s Credit Facility. In conjunction with the redemption of the notes, the Company recognized a charge on the early extinguishment of debt of approximately $12.1 million ($7.9 million after tax) in October 2006. The charge relates to the redemption premium and the write-off of unamortized debt issuance costs.
Aggregate Long-term Debt Maturities
     The aggregate maturities of long-term debt at March 31, 2009 are as follows:

(In thousands)	Debt Maturities
Years Ending March 31, (1)
2010	$11,058
2011	244,212
2012	954,126
2013	719
2014	511
Thereafter	550,740

$1,761,366

(1)	The Company has the ability and intention of refinancing current maturities related to the term loans under its Credit Facility with its long-term revolving credit line. Therefore, principal payments due in fiscal 2010 on the term loans have been reflected as long-term in the aggregate maturity schedule.
(11) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company manages its exposure to changes in market interest rates. The Company’s involvement with derivative instruments is limited to highly effective fixed interest rate swap agreements used to manage well-defined interest rate risk exposures. The Company monitors its positions and credit ratings of its counterparties and does not anticipate non-performance by the counterparties. Interest rate swap agreements are not entered into for trading purposes.
     SFAS 133 requires companies to recognize certain derivative instruments as either assets or liabilities at fair value in the statement of financial position. In accordance with SFAS 133, the Company designates fixed interest rate swap agreements as cash flow hedges of interest payments on variable-rate debt associated with the Company’s Credit Facility. For derivative instruments designated as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of accumulated other comprehensive income (AOCI) and reclassified into earnings in the same period or periods during which the hedge transaction affects earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     During fiscal 2009, the Company entered into three fixed interest rate swap agreements for a notional amount of $125 million, and four fixed interest rate swap agreements with a notional amount of $100 million matured. At March 31, 2009, the Company had 18 fixed interest rate swap agreements outstanding with a notional amount of $627 million. These swaps effectively convert $627 million of variable interest rate debt associated with the Company’s Credit Facility to fixed rate debt. At March 31, 2009, these swap agreements required the Company to make fixed interest payments based on a weighted average effective rate of 4.21% and receive variable interest payments from the counterparties based on a weighted average variable rate of 1.70%. The remaining terms of these swap agreements range from 1 to 21 months. For the year ended March 31, 2009, the fair value of the liability for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated Other Comprehensive Loss” of $8.3 million, or $5.4 million after tax. For the year ended March 31, 2008, the fair value of the liability for the fixed interest rate swap agreements increased and the Company recorded a corresponding adjustment to “Accumulated Other Comprehensive Loss” of $21.0 million, or $13.6 millions after tax. For the year ended March 31, 2007, the fair value of the net asset for the fixed interest rate swap agreements decreased and the Company recorded a corresponding adjustment to “Accumulated Other Comprehensive Income” of $0.9 million, or $0.6 million after tax.
     As denoted in the tables below, the Company’s interest rate swap agreements were reflected in the Consolidated Balance Sheets at March 31, 2009 and March 31, 2008 as liabilities at their fair values of $12.5 million and $20.8 million, respectively, with corresponding deferred tax assets of $4.4 million and $7.3 million and accumulated other comprehensive losses after tax of $8.1 million and $13.5 million, respectively. The estimated net amount of existing losses recorded in Accumulated Other Comprehensive Loss at March 31, 2009 that is expected to be reclassified into earnings within the next twelve months is $6.5 million, net of estimated tax benefits of $3.5 million.

Fair Value of Derivatives Designated as Hedging Instruments

	March 31, 2009		March 31, 2008
	Balance Sheet	Fair	Balance Sheet	Fair
(In thousands)	Location	Value	Location	Value

	Other non-current		Other non-current
Interest rate swaps	liabilities	$12,525	liabilities	$20,849

Effect of Derivative Instruments on the Consolidated Statements of Earnings

(In thousands)

	Amount of Gain (Loss) Recognized in				Amount of Gain (Loss) Reclassified
	OCI on Derivative			Location of Gain	from AOCI into Income
Derivatives in Cash				(Loss) Reclassified
Flow Hedging	Years Ended March 31,			from AOCI into	Years Ended March 31,
Relationships	2009	2008	2007	Income	2009	2008	2007
Interest rate swaps	$8,325	$(20,956)	$(850)	Interest expense, net	$(13,130)	$63	$1,375
Tax (expense) benefit	(2,914)	7,322	280	Income taxes	4,596	(22)	(481)

Net effect	$5,411	$(13,634)	$(570)		$(8,534)	$41	$894

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The amount of gain or loss recognized in current earnings as a result of hedge ineffectiveness is immaterial for the years ended March 31, 2009 and 2008.
(12) FAIR VALUE OF FINANCIAL INSTRUMENTS
     Effective April 1, 2008, the Company adopted SFAS 157. SFAS 157 does not require any new fair value measurements, but rather replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements.
     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities recorded at fair value in accordance with SFAS 157 are classified based upon the level of judgment associated with the inputs used to measure their fair value. The hierarchical levels related to the subjectivity of the valuation inputs are defined by SFAS 157 as follows:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.

•	Level 2 inputs are inputs, other than quoted prices included within Level 1, that are observable, directly or indirectly through corroboration with observable market data at the measurement date.

•	Level 3 inputs are unobservable inputs that reflect management’s best estimate of the assumptions (including assumptions about risk) that market participants would use in pricing the asset or liability at the measurement date.
     The carrying value of cash, trade receivables exclusive of the subordinated retained interest, other current receivables, trade payables, and other current liabilities (e.g., deposit liabilities, cash overdrafts, etc.) approximate fair value and such items have not been impacted by the adoption of SFAS 157.
     Assets and liabilities measured at fair value on a recurring basis at March 31, 2009 are categorized in the table below based on the lowest level of significant input to the valuation.

		Quoted prices in	Significant other	Significant
	Carrying value at	active markets	observable inputs	unobservable inputs
(In thousands)	March 31, 2009	Level 1	Level 2	Level 3
Assets:
Subordinated retained interest in trade receivables sold under the Company’s trade receivable securitization	$147,853	$—	$—	$147,853
Deferred compensation plan assets	4,598	4,598	—	—

Total assets measured at fair value on a recurring basis	$152,451	$4,598	$—	$147,853

Liabilities:
Deferred compensation plan liabilities	$4,598	$4,598	$—	$—
Derivative liabilities — interest rate swap agreements	12,525	—	12,525	—

Total liabilities measured at fair value on a recurring basis	$17,123	$4,598	$12,525	$—

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The following is a general description of the valuation methodologies used for financial assets and liabilities measured at fair value:
Subordinated retained interest — The Company’s subordinated retained interest in trade receivables sold under its trade receivable securitization agreement is classified as “Trade receivables” on the Consolidated Balance Sheets. The Company maintains an allowance for doubtful accounts of $26.4 million and $21.9 million at March 31, 2009 and 2008, respectively, related to the subordinated retained interests to adjust the carrying value to fair value. The fair value of the subordinated retained interest reflects management’s best estimate of the undiscounted expected future cash flows adjusted for unobservable inputs (Level 3), which management believes a market participant would use to assess the risk of credit losses. Those inputs reflect the diversified customer base, the short-term nature of the securitized asset, aging trends and historical collections experience. Adjustments to the fair value of the Company’s retained interest are recorded through the Consolidated Statement of Earnings as bad debt expense. The Company believes that the fair value of the subordinated retained interest in trade receivables reflects the amount expected to be realized when the receivables are ultimately settled.
Deferred compensation plan assets and corresponding liabilities — The Company’s deferred compensation plan assets consist of exchange traded open-ended mutual funds with quoted prices in active markets (Level 1). The Company’s deferred compensation plan liabilities are equal to the plan’s assets. Gains or losses on the deferred compensation plan assets are recognized as other income (expense), net, while gains or losses on the deferred compensation plan liabilities are recognized as compensation expense in the Consolidated Statement of Earnings.
Derivative liabilities — interest rate swap agreements — The Company’s interest rate swap agreements are with highly rated counterparties and effectively convert variable rate debt to fixed rate debt. The swap agreements are valued using pricing models that rely on observable market inputs such as interest rate yield curves and treasury spreads (Level 2). Changes to the fair value measurement of the Company’s interest rate swap agreements are reported on the Consolidated Balance Sheet through “Accumulated other comprehensive loss.”
     The following table presents the changes in financial assets for which Level 3 inputs were significant to their valuation for the year ended March 31, 2009:

Subordinated
(In thousands)	retained interest
Balance at April 1, 2008	$163,561
Net realized losses included in earnings (bad debt expense)	(22,026)
Additional retained interest, net	6,318

Balance at March 31, 2009	$147,853

     The carrying value of debt generally reflects the cash proceeds received upon its issuance, net of subsequent repayments. The fair value of the Company’s variable interest rate revolving credit borrowings and term loans disclosed in the table below were estimated based on observable forward yield curves and unobservable credit spreads management believes a market participant would assume for these facilities under market conditions as of the balance sheet date. The fair value of the fixed rate notes disclosed below were determined based on quoted prices from the broker/dealer market, observable market inputs for similarly termed treasury notes adjusted for the Company’s credit spread and unobservable inputs management believes a market participant would use in determining imputed interest for obligations without a stated interest rate.

	Carrying Value at	Fair Value at	Carrying Value at	Fair Value at
(In thousands)	March 31, 2009	March 31, 2009	March 31, 2008	March 31, 2008
Revolving credit borrowings	$789,572	$757,989	$883,291	$883,291
Term loans	397,500	381,600	487,500	487,500
Money market loans	—	—	30,000	30,000
2004 Notes	150,000	139,500	150,000	148,125
2008 Notes	400,000	378,000	—	—
Acquisition and other notes	24,294	24,294	29,257	29,662

Total debt	$1,761,366	$1,681,383	$1,580,048	$1,578,578

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(13) NATIONAL WELDERS EXCHANGE TRANSACTION
     Since the December 2003 adoption of FIN 46R, Consolidation of Variable Interest Entities, the Company’s National Welders joint venture was consolidated with the operations of the Company. As a consolidated entity, the assets and liabilities of the joint venture were included with the Company’s assets and liabilities and the preferred stockholders’ interest in those assets and liabilities was reflected as “Minority interest in affiliate” on the Company’s Consolidated Balance Sheet. Likewise, the operating results of the joint venture were reflected broadly across the Consolidated Statement of Earnings with the preferred stockholders’ proportionate share of the joint venture’s operating results reflected, net of tax, as “Minority interest in earnings of consolidated affiliate.”
     On July 3, 2007, the preferred stockholders of the National Welders joint venture exchanged their preferred stock for common stock of Airgas (the “NWS Exchange Transaction”). The Company issued 2.471 million shares of Airgas common stock to the preferred stockholders in exchange for all 3.2 million preferred shares of National Welders. As part of the negotiated exchange, the Company issued an additional 144 thousand shares (included in the 2.471 million shares) of Airgas common stock to the preferred shareholders, which resulted in a one-time net after-tax charge of $2.5 million, or $0.03 per diluted share. The net after-tax charge was reflected in the Consolidated Statement of Earnings as “Minority interest in earnings of consolidated affiliate” and consisted of $7 million related to the additional shares issued net of the reversal of a deferred tax liability related to the undistributed earnings of the National Welders joint venture of $4.5 million. Upon the exchange, National Welders became a 100% owned subsidiary of Airgas.
(14) STOCKHOLDERS’ EQUITY
(a) Common Stock
     The Company is authorized to issue up to 200 million shares of common stock with a par value of $0.01 per share. At March 31, 2009, the number of shares of common stock outstanding was 81.4 million, excluding 4.1 million shares of common stock held as treasury stock. At March 31, 2008, the number of shares of common stock outstanding was 82.3 million, excluding 1.8 million shares of common stock held as treasury stock.
(b) Preferred Stock and Redeemable Preferred Stock
     The Company is authorized to issue up to 20 million shares of preferred stock. Of the 20 million shares authorized, 200 thousand shares have been designated as Series A Junior Participating Preferred Stock, 200 thousand shares have been designated as Series B Junior Participating Preferred Stock and 200 thousand shares have been designated as Series C Junior Participating Preferred Stock (see Stockholder Rights Plan below). At March 31, 2009 and 2008, no shares of the preferred stock were issued or outstanding. The preferred stock may be issued from time to time by the Company’s Board of Directors in one or more series. The Board of Directors is authorized to fix the dividend rights and terms, conversion rights, voting rights, rights and terms of redemption, liquidation preferences, and any other rights, preferences, privileges and restrictions of any series of preferred stock, and the number of shares constituting such series and designation thereof.
     Additionally, the Company is authorized to issue 30 thousand shares of redeemable preferred stock. At March 31, 2009 and 2008, no shares of redeemable preferred stock were issued or outstanding.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(c) Dividends
     The Company paid its stockholders quarterly cash dividends of $0.12 per share at the end of each of the first two quarters of fiscal 2009. In the third and fourth quarters of fiscal 2009, the Company paid dividends of $0.16 per share, representing a 33% increase in the quarterly dividend payments. During fiscal 2008, the Company paid its stockholders regular quarterly cash dividends of $0.09 per share at the end of each of the first three quarters and $0.12 per share at the end of the fourth quarter. During fiscal 2007, the Company paid its stockholders regular quarterly cash dividends of $0.07. Future dividend declarations and associated amounts paid will depend upon the Company’s earnings, financial condition, loan covenants, capital requirements and other factors deemed relevant by management and the Company’s Board of Directors.
(d) Stockholder Rights Plan
     Effective May 8, 2007, the Company’s Board of Directors adopted a stockholder rights plan (the “2007 Rights Plan”). Pursuant to the 2007 Rights Plan, the Board of Directors declared a dividend distribution of one right for each share of common stock. Each right entitles the holder to purchase from the Company one ten-thousandth of a share of Series C Junior Participating Preferred Stock at an initial exercise price of $230 per share. The 2007 Rights Plan is intended to assure that all of the Company’s stockholders receive fair and equal treatment in the event of any proposed takeover of the Company and to protect stockholders’ interests in the event the Company is confronted with partial tender offers or other coercive or unfair takeover tactics.
     Rights become exercisable after ten days following the acquisition by a person or group of 15% (or 20% in the case of Peter McCausland and certain of his affiliates) or more of the Company’s outstanding common stock, or ten business days (or later if determined by the Board of Directors in accordance with the plan) after the announcement of a tender offer or exchange offer to acquire 15% (or 20% in the case of Peter McCausland and certain of his affiliates) or more of the outstanding common stock. If such a person or group acquires 15% or more (or 20% or more, as the case may be) of the common stock, each right (other than such person’s or group’s rights, which will become void) will entitle the holder to purchase, at the exercise price, common stock having a market value equal to twice the exercise price. In certain circumstances, the rights may be redeemed by the Company at an initial redemption price of $0.0001 per right. If not redeemed, the rights will expire on May 8, 2017.
(e) Stock Repurchase Plan
     In November 2005, the Company’s Board of Directors approved a stock repurchase plan (the “Repurchase Plan”) that provided the Company with the authorization to repurchase up to $150 million of its common stock. The Repurchase Plan was suspended in July 2006 while the Company consummated its acquisitions of Linde AG’s U.S. bulk and packaged gas assets. In March 2008, the Company announced the reinstatement of its Repurchase Plan. During fiscal 2009 and 2008, 2.4 million and 496 thousand shares were repurchased for $115.6 million and $21.6 million, respectively. Since inception, a total of 4.1 million shares have been repurchased under the plan for $150 million satisfying the original $150 million authorized for common stock repurchase.
(f) Comprehensive Income
     The Company’s comprehensive income was $255 million, $214 million and $154 million for the years ended March 31, 2009, 2008 and 2007, respectively. Comprehensive income consists of net earnings, foreign currency translation adjustments, the net change in the fair value of interest rate swaps and the net tax expense or benefit of other comprehensive income items. Net tax expense or benefit of comprehensive income items pertains to the Company’s interest rate swap agreements only, as foreign currency translation adjustments relate to permanent investments in foreign subsidiaries. The net change in the fair value of interest rate swaps reflects valuation adjustments for changes in interest rates, as well as cash settlements with the counterparties.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(15) STOCK-BASED COMPENSATION
     The Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”), effective April 1, 2006 using the modified prospective method. Under the modified prospective method, stock-based compensation recognized since the date of adoption includes: (a) any share-based payments granted subsequent to the date of adoption, and (b) any portion of share-based payments granted prior to the date of adoption that vests subsequent to the date of adoption.

	Fiscal Years Ended March 31,
(In thousands)	2009	2008	2007
Stock-based compensation expense related to:
Stock option plans	$14,863	$12,660	$12,164
Employee Stock Purchase Plan — options to purchase stock	5,772	3,969	3,281

	20,635	16,629	15,445
Tax benefit	(6,544)	(5,282)	(4,589)

Stock-based compensation expense, net of tax	$14,091	$11,347	$10,856

2006 Equity Incentive Plan
     The 2006 Equity Incentive Plan (the “2006 Equity Plan”) was approved by the Company’s stockholders in August 2006. At March 31, 2009, a total of 11.8 million shares were authorized under the 2006 Equity Plan for grants of stock options and restricted stock to employees and directors of the Company, of which 2.4 million shares of common stock were available for issuance.
     Stock options granted prior to fiscal 2007 vest 25% annually and have a maximum term of ten years. Stock options granted subsequent to April 1, 2006 also vest 25% annually and have a maximum term of eight years.
Fair Value
     The Company utilizes the Black-Scholes option pricing model to determine the fair value of stock options under SFAS 123R. The weighted-average grant date fair value of stock options granted during the fiscal years ended March 31, 2009, 2008 and 2007 was $18.17, $15.27 and $13.75, respectively. The following assumptions were used by the Company in valuing the stock option grants issued in each fiscal year:
Stock Option Grant Assumptions:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected volatility	29.6%	30.8%	36.2%
Expected dividend yield	0.90%	0.82%	0.80%
Expected term	5.6 years	5.6 years	5.4 years
Risk-free interest rate	3.2%	4.7%	5.0%
     The expected volatility assumption used in valuing stock options was determined based on anticipated changes in the underlying stock price over the expected term using historical daily changes of the Company’s closing stock price. The expected dividend yield was based on the Company’s history and expectation of future dividend payouts. The expected term represents the period of time that the options are expected to be outstanding prior to exercise or forfeiture. The expected term was determined based on historical exercise patterns. The risk-free interest rate was based on U.S. Treasury rates in effect at the time of grant commensurate with the expected term.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Summary of Stock Option Activity
The following table summarizes the stock option activity during the three years ended March 31, 2009:

			Weighted-Average	Aggregate
	Number of		Exercise Price	Intrinsic Value
	Stock Options		Per Share	(In thousands)
Outstanding at March 31, 2006	6,993,818		$16.37
Granted	991,440		$36.19
Exercised	(967,590	) (1)	$15.91
Forfeited	(134,694)		$26.09

Outstanding at March 31, 2007	6,882,974		$19.12	$158,515
Granted	1,082,550		$43.94
Exercised	(1,238,457)		$16.46
Forfeited	(94,364)		$32.18

Outstanding at March 31, 2008	6,632,703		$23.52	$145,588
Granted	1,120,273		$59.67
Exercised	(1,027,129)		$15.76
Forfeited	(85,478)		$31.63

Outstanding at March 31, 2009	6,640,369		$30.71	$60,142

Vested or expected to vest as of March 31, 2009	6,109,139		$30.71	$59,988

Exercisable as of March 31, 2009	3,458,387		$21.21	$58,217

(1)	Actual shares issued associated with stock option exercises was 960 thousand due to a net share issue exercise.
     The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price of in the money stock options multiplied by the number of stock options outstanding or exercisable as of that date. The total intrinsic value of stock options exercised during the years ended March 31, 2009, 2008 and 2007 was $33.1 million, $37.0 million and $22.7 million, respectively. The weighted-average remaining contractual term of stock options outstanding as of March 31, 2009 was 4.94 years. Common stock to be issued in conjunction with future stock option exercises will be obtained from either new shares or shares from treasury stock.
     As of March 31, 2009, $25.2 million of unrecognized compensation expense related to non-vested stock options is expected to be recognized over a weighted-average vesting period of 1.7 years.
Employee Stock Purchase Plan
     The Company’s Employee Stock Purchase Plan (the “ESPP”) encourages and assists employees in acquiring an equity interest in the Company. The ESPP is authorized to issue up to 3.5 million shares of Company common stock, of which 967 thousand shares were available for issuance at March 31, 2009. During the years ended March 31, 2009 and 2008, the Company granted 463 thousand and 413 thousand options to purchase common stock under the ESPP, respectively.
     Under the terms of the ESPP, eligible employees may elect to have up to 15% of their annual gross earnings withheld to purchase common stock at 85% of the market value. Employee purchases are limited in any calendar year to an aggregate market value of $25,000. Market value under the ESPP is defined as either the closing share price on the New York Stock Exchange as of an employee’s enrollment date or the closing price on the first business day of a fiscal quarter when the shares are purchased, whichever is lower. An employee may lock-in a purchase price for up to 12 months. The ESPP effectively resets at the beginning of each fiscal year at which time employees are re-enrolled in the plan and a new 12-month purchase price is established. The ESPP is designed to comply with the requirements of Sections 421 and 423 of the Internal Revenue Code.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     Compensation expense under SFAS 123R is measured based on the fair value of the employees’ option to purchase shares of common stock at the grant date and is recognized over the future periods in which the related employee service is rendered. The fair value per share of employee options to purchase shares under the ESPP was $12.46, $9.61and $8.30 for the years ended March 31, 2009, 2008 and 2007, respectively. The fair value of the employees’ option to purchase shares of common stock was estimated using the Black-Scholes model. The following assumptions were used by the Company in valuing the employees’ option to purchase shares of common stock under the ESPP:
ESPP Purchase Option Assumptions:

	Fiscal 2009	Fiscal 2008	Fiscal 2007
Expected volatility	61.3%	23.6%	30.8%
Expected dividend yield	1.07%	0.86%	0.73%
Expected term	3 to 6 months	3 to 12 months	2 to 8 months
Risk-free interest rate	1.7%	5.0%	5.0%
The following table summarizes the activity of the ESPP during the three years ended March 31, 2009:
ESPP — Purchase Option Activity

		Weighted-Average	Aggregate
	Number of	Exercise Price	Intrinsic Value
	Purchase Options	Per Share	(In thousands)
Outstanding at March 31, 2006	137,687	$20.50
Granted	395,587	$31.10
Exercised	(430,519)	$27.76

Outstanding at March 31, 2007	102,755	$30.86	$1,160
Granted	412,917	$36.00
Exercised	(407,038)	$34.62

Outstanding at March 31, 2008	108,634	$36.21	$1,006
Granted	463,443	$35.52
Exercised	(439,325)	$37.57

Outstanding at March 31, 2009	132,752	$29.30	$599

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(16) INTEREST EXPENSE, NET
Interest expense, net, consists of:

	Years Ended March 31,
(In thousands)	2009	2008	2007
Interest expense	$87,142	$92,210	$62,095
Interest and finance charge (income)	(2,747)	(2,725)	(1,915)

	$84,395	$89,485	$60,180

(17) EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net earnings by the weighted average number of shares of the Company’s common stock outstanding during the period. Outstanding shares consist of issued shares less treasury stock. Diluted earnings per share is calculated by dividing net earnings by the weighted average common shares outstanding adjusted for the dilutive effect of common stock equivalents related to stock options and the Company’s ESPP. For periods prior to the July 3, 2007 NWS Exchange Transaction, the calculation of diluted earnings per share also assumed the conversion of National Welders’ preferred stock to Airgas common stock (see Note 1 to the table below).
     Outstanding stock options that are anti-dilutive are excluded from the Company’s diluted earnings per share computation. There were approximately 1.9 million, 1.3 million, and 780 thousand outstanding stock options that were not dilutive for the years ended March 31, 2009, 2008, and 2007, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The table below presents the computation of basic and diluted earnings per share for the years ended March 31, 2009, 2008 and 2007:

(In thousands, except per share amounts)	Years Ended March 31,
Basic Earnings per Share Computation	2009	2008	2007
Numerator:
Net earnings	$261,088	$223,348	$154,416

Denominator:
Basic shares outstanding	81,926	81,402	78,025

Basic net earnings per share	$3.19	$2.74	$1.98

	Years Ended March 31,
Diluted Earnings per Share Computation	2009	2008 (2)	2007 (1)
Numerator:
Net earnings	$261,088	$223,348	$154,416
Plus: Preferred stock dividends	—	711	2,845
Plus: Income taxes on earnings of National Welders	—	245	1,166

Net earnings assuming preferred stock conversion	$261,088	$224,304	$158,427

Denominator:
Basic shares outstanding	81,926	81,402	78,025
Incremental shares from assumed exercises and conversions:
Stock options and options under the Employee Stock Purchase Plan	1,890	2,242	2,214
Preferred stock of National Welders	—	591	2,327

Diluted shares outstanding	83,816	84,235	82,566

Diluted net earnings per share	$3.12	$2.66	$1.92

(1)	On July 3, 2007, the preferred stockholders of the National Welders joint venture exchanged their preferred stock for common stock of Airgas (see Note 13). Prior to July 3, 2007, the preferred stockholders of National Welders had the option to exchange their 3.2 million preferred shares of National Welders either for cash at a price of $17.78 per share or for approximately 2.3 million shares of Airgas common stock. If Airgas common stock had a market value of $24.45 per share or greater, exchange of the preferred stock for Airgas common stock was assumed because it provided greater value to the preferred stockholders. Based on the assumed exchange of the preferred stock for Airgas common stock, the 2.3 million shares were included in the diluted shares outstanding.

The National Welders preferred stockholders earned a 5% dividend, recognized as “Minority interest in earnings of consolidated affiliate” in the Consolidated Statement of Earnings. Upon the exchange of the preferred stock for Airgas common stock, the dividend was no longer paid to the preferred stockholders, resulting in additional net earnings for Airgas. For the periods in which the exchange was assumed, the 5% preferred stock dividend was added back to net earnings in the diluted earnings per share computation.

For periods prior to the NWS Exchange Transaction, the earnings of National Welders for tax purposes were treated as a deemed dividend to Airgas, net of an 80% dividend exclusion. Upon the exchange of National Welders preferred stock for Airgas common stock, National Welders became a 100% owned subsidiary of Airgas. As a 100% owned subsidiary, the net earnings of National Welders are not subject to additional tax at the Airgas level. For the period in which the exchange was assumed, the additional tax was added back to net earnings in the diluted earnings per share computation.

(2)	The diluted earnings per share computation for the year ended March 31, 2008 includes the effect of the items described in (1) above, weighted to reflect the impact of the NWS Exchange Transaction.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(18) LEASES
     The Company leases certain distribution facilities, fleet vehicles and equipment under long-term operating leases with varying terms. Most leases contain renewal options and in some instances, purchase options. Rentals under these operating leases for the years ended March 31, 2009, 2008, and 2007 totaled approximately $99 million, $96 million, and $79 million, respectively. Certain operating facilities are leased at market rates from employees of the Company who were previous owners of businesses acquired. Outstanding capital lease obligations and the related capital assets are not material to the consolidated balance sheets at March 31, 2009 and 2008. In connection with the fleet vehicle operating leases, the Company guarantees a residual value of $29 million, representing approximately 16% of the original cost.
     At March 31, 2009, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)
Years Ending March 31,
2010	$83,948
2011	71,307
2012	56,744
2013	37,407
2014	20,128
Thereafter	25,500

$295,034

(19) COMMITMENTS AND CONTINGENCIES
(a) Legal
     The Company is involved in various legal and regulatory proceedings that have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded and determined, will not, in the opinion of management, have a material adverse effect upon the Company’s financial position, results of operations or liquidity.
(b) Insurance Coverage
     The Company has established insurance programs to cover workers’ compensation, business automobile and general liability claims. During fiscal 2009, 2008 and 2007, these programs had self-insured retention of $1 million per occurrence. For fiscal 2010, the self-insured retention will remain $1 million per occurrence. The Company believes its insurance reserves are adequate. The Company accrues estimated losses using actuarial models and assumptions based on historical loss experience. The nature of the Company’s business may subject it to product and general liability lawsuits. To the extent that the Company is subject to claims that exceed its liability insurance coverage, such suits could have a material adverse effect on the Company’s financial position, results of operations or liquidity.
     The Company maintains a self-insured health benefits plan, which provides medical benefits to employees electing coverage under the plan. The Company maintains a reserve for incurred but not reported medical claims and claim development. The reserve is an estimate based on historical experience and other assumptions, some of which are subjective. The Company will adjust its self-insured medical benefits reserve as the Company’s loss experience changes due to medical inflation, changes in the number of plan participants and an aging employee base.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(c) Supply Agreements
     The Company purchases bulk quantities of industrial gases under long-term take-or-pay supply agreements. The Company is a party to a long-term take-or-pay supply agreement, in effect through August 2017, under which Air Products and Chemicals, Inc. (“Air Products”) will supply the Company with bulk nitrogen, oxygen and argon. Additionally, the Company has commitments to purchase helium and hydrogen from Air Products under the terms of the take-or-pay supply agreement. The Company is committed to purchase approximately $55 million annually in bulk gases under the Air Products supply agreement. The Company also has long-term take-or-pay supply agreements with Linde AG to purchase oxygen, nitrogen, argon, helium and acetylene. The agreements expire at various dates through July 2019 and represent almost $50 million in annual bulk gas purchases. Additionally, the Company has long-term take-or-pay supply agreements to purchase oxygen, nitrogen, argon and helium from other major producers. Annual purchases under these contracts are approximately $20 million and they expire at various dates through 2024. The annual purchase commitments above reflect estimates based on fiscal 2009 purchases.
     The Company also purchases liquid carbon dioxide and ammonia under take-or-pay supply agreements. The Company is a party to long-term take-or-pay supply agreements for the purchase of liquid carbon dioxide with approximately 15 suppliers that expire at various dates through 2044 and represent approximately $18 million in annual purchases. The Company purchases ammonia from a variety of sources and is obligated to purchase approximately $2 million annually under these contracts. The annual purchase commitments reflect estimates based on fiscal 2009 purchases.
     The supply agreements noted above contain periodic pricing adjustments based on certain economic indices and market analyses. The Company believes the minimum product purchases under the agreements are within the Company’s normal product purchases. Actual purchases in future periods under the supply agreements could differ materially from those presented above due to fluctuations in demand requirements related to varying sales levels as well as changes in economic conditions. The Company believes that if a long-term supply agreement with a major supplier of gases or other raw materials was terminated, it would look to utilize excess internal production capacity and to locate alternative sources of supply to meet customer requirements. The Company purchases hardgoods from major manufacturers and suppliers. For certain products, the Company has negotiated national purchasing arrangements. The Company believes that if an arrangement with any supplier of hardgoods was terminated, it would be able to negotiate comparable alternative supply arrangements.
(d) Construction Commitments
     At March 31, 2009, the Company’s remaining construction commitments totaled approximately $10 million. Construction commitments represent outstanding commitments to customers primarily to construct a raw liquid carbon dioxide plant in Camilla, GA. The Camilla, GA plant is expected to be completed in mid-fiscal 2010.
(e) Letters of Credit
     At March 31, 2009, the Company had outstanding letters of credit of approximately $42 million. Letters of credit are guarantees of payment to third parties. The Company’s letters of credit principally back obligations associated with the Company’s self-insured retention on workers’ compensation, business automobile and general liability claims. The letters of credit are supported by the Company’s Credit Facility.
(20) BENEFIT PLANS
     The Company has a defined contribution 401(k) plan (the “401(k) plan”) covering substantially all full-time employees. Under the terms of the 401(k) plan, the Company makes matching contributions of up to two percent of participant’s wages. Amounts expensed under the 401(k) plan for fiscal 2009, 2008 and 2007 were $8.6 million, $6.9 million and $5.8 million, respectively.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The Company participates in several multi-employer pension plans providing defined benefits to union employees under the provisions of collective bargaining agreements. Contributions are made to the plans in accordance with negotiated collective bargaining agreements. The plans generally provide retirement benefits to participants based on their service to contributing employers. The Company contributed $753 thousand, $893 thousand and $1.2 million to these plans in fiscal 2009, 2008 and 2007, respectively.
     During fiscal 2009 and 2008, in connection with negotiated changes in collective bargaining agreements, the Company is no longer required to make contributions to certain pension funds. The Company believes that it has triggered a partial withdrawal liability for certain plans and has recorded estimated accruals totaling $6.2 million. If the Company elected to withdraw from all of its multi-employer pension plans, the additional withdrawal liability at March 31, 2009 is estimated to be $6 million. Though the latest information available to the Company from the plans was used in computing this estimate, it is not current and does not reflect the market conditions that impacted calendar 2008 and is calculated with numerous assumptions, including investment returns, benefit levels and continued participation by other companies that are in the plans.
(21) RELATED PARTIES
     The Company purchases and sells goods and services in the ordinary course of business with certain corporations in which some of its directors are officers or directors. The Company also leases certain operating facilities from employees who were previous owners of businesses acquired. Payments made to related parties for fiscal 2009, 2008, and 2007 were $3.5 million, $1.1 million and $843 thousand, respectively. Amounts paid to related parties represented values considered fair and reasonable and reflective of arm’s length transactions.
(22) SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid for Interest and Taxes
     Cash paid for interest and income taxes was as follows:

	Years Ended March 31,
(In thousands)	2009	2008	2007
Interest paid	$75,630	$93,076	$71,965
Discount on securitization	10,738	17,031	13,630
Income taxes (net of refunds)	64,616	52,254	50,021
Significant Non-cash Investing and Financing Transactions
     During the years ended March 31, 2009, 2008 and 2007, the Company purchased $7.3 million, $13.7 million and $5.3 million, respectively of rental welders, which were financed directly by a vendor. The vendor financing was reflected as long-term debt on the respective Consolidated Balance Sheets. Future cash payments in settlement of the debt will be reflected in the Consolidated Statement of Cash Flows when paid.
     During the years ended March 31, 2009, 2008 and 2007, the Company recorded capitalized interest for construction in progress of $3.4 million, $1.6 million and $502 thousand, respectively.
     In connection with the NWS Exchange Transaction (see Note 13), the Company issued 2.471 million shares of common stock valued at approximately $64 million in a non-cash transaction in exchange for the preferred stock of National Welders.
     In an acquisition consummated during fiscal 2008, a seller of a business provided direct financing in the form of a $5 million note payable by the Company. Approximately $3 million was outstanding on the note at

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009. Payment of the note will be reflected in the Consolidated Statement of Cash Flows when the cash is paid. In addition, the Company assumed capital lease obligations of $1.8 million in connection with an acquisition.
     In March 2008, the Company executed a $4.6 million purchase transaction of its common stock under its Repurchase Plan (see Note 14(e)) that settled in April 2008. The purchase was a non-cash financing transaction that was recognized in treasury stock and as an accrued liability on the March 31, 2008 Consolidated Balance Sheet.
(23) SUMMARY BY BUSINESS SEGMENT
     The Company aggregates its operations, based on products and services, into two reportable business segments, Distribution and All Other Operations. During the fourth quarter of fiscal 2009, the Company changed the operating practices and organization of its air separation production facilities and national specialty gas labs. The new operating practices and organization reflect the evolution of these businesses and their role to support the regional distribution companies. The regional distribution companies market to and manage the end customer relationships, coordinating and cross-selling the Company’s multiple product and service offerings in a closely coordinated and integrated manner. As a result of these changes, these businesses are now reflected in the Distribution business segment. Also as a result of an organizational realignment, Airgas National Welders is now part of the Distribution business segment. Segment information from fiscal 2008 and 2007 was restated to reflect these changes.
     The Distribution business segment’s principal products include industrial, medical and specialty gases sold in packaged and bulk quantities, as well as hardgoods. The Company’s air separation production facilities and national specialty gas labs primarily produce these gases for sale through the regional distribution companies. Business units in the Distribution business segment also recognize rental revenue and distribute hardgoods. Gas sales include nitrogen, oxygen, argon, helium, hydrogen, propylene, propane welding and fuel gases such as acetylene, carbon dioxide, nitrous oxide, ultra high purity grades, special application blends and process chemicals. Rent is derived from gas cylinders, cryogenic liquid containers, bulk storage tanks, tube trailers and through the rental of welding and welding related equipment. Gas and rent represented 57%, 56% and 53% of the Distribution business segment’s sales in each of fiscal 2009, 2008 and 2007, respectively. Hardgoods consist of welding consumables and equipment, safety products, construction supplies and MRO supplies. In fiscal 2009, 2008 and 2007, hardgoods sales represented 43%, 44% and 47%, respectively, of the Distribution business segment’s sales. During fiscal 2009, 2008 and 2007, the Distribution business segment accounted for approximately 90% of consolidated sales.

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     The All Other Operations business segment consists of six business units. The primary products manufactured and distributed are carbon dioxide, dry ice, nitrous oxide, ammonia and refrigerant gases. The business units reflected in the All Other Operations business segment individually do not meet the thresholds to be reported as separate business segments. Elimination entries represent intercompany sales from the Company’s All Other Operations business segment to its Distribution business segment.
     The Company’s operations are predominantly in the United States. However, the Company does conduct operations outside of the United States, principally in Canada and to a lesser extent Mexico, Russia, Dubai and Europe. Revenues derived from foreign countries are based on the point of sale and were $86 million, $63 million and $51 million in the fiscal years ended March 31, 2009, 2008 and 2007, respectively. Long-lived assets attributable to the Company’s foreign operations represent less than 3.5% of the consolidated total long-lived assets and were $116 million, $74 million and $56 million at March 31, 2009, 2008 and 2007, respectively. The Company’s customer base is diverse with its largest customer accounting for approximately 0.5% of total net sales.
     The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies (Note 1). Additionally, corporate operating expenses are allocated to each segment based on sales dollars. Corporate assets have been allocated to the Distribution business segment, intercompany sales are recorded on the same basis as sales to third parties, and intercompany transactions are eliminated in consolidation. See Note 3 for the impact of acquisitions and divestitures on the operating results of each business segment.
     Management utilizes more than one measurement and multiple views of data to measure segment performance and to allocate resources to the segments. However, the dominant measurements are consistent with the Company’s consolidated financial statements and, accordingly, are reported on the same basis below.

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2009
Gas and rent	$2,239,724	$452,037	$(26,236)	$2,665,525
Hardgoods	1,678,652	5,292	(14)	1,683,930

Total net sales	3,918,376	457,329	(26,250)	4,349,455

Cost of products sold, excluding deprec. expense	1,813,125	258,145	(26,250)	2,045,020
Selling, distribution and administrative expenses	1,432,105	126,667	—	1,558,772
Depreciation	184,991	13,042	—	198,033
Amortization	18,267	4,495	—	22,762

Operating income	$469,888	$54,980	$—	$524,868

Assets	$3,921,339	$478,198		$4,399,537
Capital expenditures	$319,256	$32,656		$351,912

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2008
Gas and rent	$2,048,070	$339,455	$(15,003)	$2,372,522
Hardgoods	1,640,896	3,791	(185)	1,644,502

Total net sales	3,688,966	343,246	(15,188)	4,017,024

Cost of products sold, excluding deprec. expense	1,770,000	174,451	(15,188)	1,929,263
Selling, distribution and administrative expenses	1,317,717	104,445	—	1,422,162
Depreciation	163,470	12,332	—	175,802
Amortization	11,857	2,116	—	13,973

Operating income	$425,922	$49,902	$—	$475,824

Assets	$3,694,717	$292,547		$3,987,264
Capital expenditures	$251,130	$16,248		$267,378

		All Other
(In thousands)	Distribution	Operations	Eliminations	Combined
Fiscal 2007
Gas and rent	$1,560,846	$274,683	$(11,942)	$1,823,587
Hardgoods	1,378,439	3,046	(21)	1,381,464

Total net sales	2,939,285	277,729	(11,963)	3,205,051

Cost of products sold, excluding deprec. expense	1,445,204	133,991	(11,963)	1,567,232
Selling, distribution and administrative expenses	1,059,329	89,650	—	1,148,979
Depreciation	129,112	9,706	—	138,818
Amortization	7,075	1,450	—	8,525

Operating income	$298,565	$42,932	$—	$341,497

Assets	$3,077,467	$255,990		$3,333,457
Capital expenditures	$216,609	$21,665		$238,274

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(24) SUPPLEMENTARY INFORMATION (UNAUDITED)
     This table summarizes the unaudited results of operations for each quarter of fiscal 2009 and 2008:

(In thousands, except per share amounts)	First	Second	Third	Fourth
2009
Net sales	$1,116,714	$1,161,908	$1,078,733	$992,100
Operating income	134,852	144,988	130,522	114,506
Net earnings	68,883	72,821	62,903	56,481
Basic earnings per share (a)	$0.83	$0.88	$0.77	$0.69
Diluted earnings per share (a)	$0.81	$0.86	$0.76	$0.68

2008
Net sales	$915,099	$1,007,283	$1,008,045	$1,086,597
Operating income	111,038	115,396	118,330	131,060
Net earnings (b)	51,720	50,609	56,806	64,213
Basic earnings per share (a)(b)	$0.65	$0.62	$0.69	$0.78
Diluted earnings per share (a)(b)	$0.63	$0.60	$0.67	$0.76

(a)	Earnings per share calculations for each of the quarters are based on the weighted average number of shares outstanding in each quarter. Therefore, the sum of the quarterly earnings per share does not necessarily equal the full year earnings per share disclosed on the Consolidated Statement of Earnings.

(b)	The quarterly results for fiscal 2008 include a one-time, non-cash expense in the second fiscal quarter of $2.5 million, or $0.03 per diluted share, related to the NWS Exchange Transaction through which the joint venture became a 100% owned subsidiary and a tax benefit in the third fiscal quarter of $1.3 million, or $0.01 per diluted share, related to a change in Texas income state tax law.
(25) SUBSEQUENT EVENT
     On May 19, 2009 the Company announced that its Board of Directors declared a regular quarterly cash dividend of $0.18 per share. The dividend is payable June 30, 2009 to stockholders of record as of June 15, 2009.
(26) CONDENSED CONSOLIDATING FINANCIAL INFORMATION OF SUBSIDIARY GUARANTORS
     The obligations of the Company under its registered securities, the 2004 Notes, are guaranteed by the Company’s domestic subsidiaries (the “Guarantors”). The guarantees are made fully and unconditionally on a joint and several basis. The Company’s foreign holdings and bankruptcy remote special purpose entity (the “Non-guarantors”) are not guarantors of the 2004 Notes. The claims of creditors of Non-guarantor subsidiaries have priority over the rights of the Company to receive dividends or distributions from such subsidiaries.
     Presented below is supplementary condensed consolidating financial information for the Company, the Guarantors and the Non-guarantors as of March 31, 2009 and March 31, 2008 and for each of the years ended March 31, 2009, 2008 and 2007. The accounting policies of the subsidiary guarantors are the same as those described in the Summary of Significant Accounting Policies (see Note 1).

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2009

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$40,492	$6,696	$—	$47,188
Trade receivables, net	—	30,157	154,582	—	184,739
Intercompany receivable (payable)	—	(4,115)	4,115	—	—
Inventories, net	—	379,448	10,997	—	390,445
Deferred income tax asset, net	23,901	12,995	(2,136)	—	34,760
Prepaid expenses and other current assets	25,639	33,572	1,627	—	60,838

Total current assets	49,540	492,549	175,881	—	717,970

Plant and equipment, net	30,649	2,287,603	48,274	—	2,366,526
Goodwill	—	1,045,691	17,679	—	1,063,370
Other intangible assets, net	—	207,083	8,987	—	216,070
Investments in subsidiaries	3,244,303	—	—	(3,244,303)	—
Other non-current assets	21,250	9,183	5,168	—	35,601

Total assets	$3,345,742	$4,042,109	$255,989	$(3,244,303)	$4,399,537

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$1,797	$147,167	$7,874	$—	$156,838
Accrued expenses and other current liabilities	85,534	176,338	2,692	—	264,564
Current portion of long-term debt	—	9,612	1,446	—	11,058

Total current liabilities	87,331	333,117	12,012	—	432,460

Long-term debt, excluding current portion	1,698,700	11,465	40,143	—	1,750,308
Deferred income tax liability, net	(41,992)	595,431	12,344	—	565,783
Intercompany (receivable) payable	—	177,216	(177,216)	—	—
Other non-current liabilities	29,948	44,071	5,212	—	79,231
Commitments and contingencies

Stockholders’ Equity
Preferred stock	—	—	—	—	—
Common stock, par value $0.01 per share	856	—	—	—	856
Capital in excess of par value	533,030	1,442,400	8,223	(1,450,623)	533,030
Retained earnings	1,198,985	1,440,884	355,696	(1,796,580)	1,198,985
Accumulated other comprehensive loss	(10,753)	(2,105)	(425)	2,530	(10,753)
Treasury stock	(150,363)	(370)	—	370	(150,363)

Total stockholders’ equity	1,571,755	2,880,809	363,494	(3,244,303)	1,571,755

Total liabilities and stockholders’ equity	$3,345,742	$4,042,109	$255,989	$(3,244,303)	$4,399,537

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Balance Sheet
March 31, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

ASSETS
Current Assets
Cash	$—	$40,397	$2,651	$—	$43,048
Trade receivables, net	—	11,405	172,164	—	183,569
Intercompany receivable (payable)	—	(2,385)	2,385	—	—
Inventories, net	—	322,090	8,642	—	330,732
Deferred income tax asset, net	11,399	12,995	(2,136)	—	22,258
Prepaid expenses and other current assets	25,095	40,408	1,607	—	67,110

Total current assets	36,494	424,910	185,313	—	646,717

Plant and equipment, net	15,213	2,135,949	43,708	—	2,194,870
Goodwill	—	951,650	17,409	—	969,059
Other intangible assets, net	—	148,105	893	—	148,998
Investments in subsidiaries	2,992,576	—	—	(2,992,576)	—
Other non-current assets	16,121	9,181	2,318	—	27,620

Total assets	$3,060,404	$3,669,795	$249,641	$(2,992,576)	$3,987,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable, trade	$5,740	$174,498	$4,873	$—	$185,111
Accrued expenses and other current liabilities	111,536	174,813	2,534	—	288,883
Current portion of long-term debt	30,000	9,162	1,238	—	40,400

Total current liabilities	147,276	358,473	8,645	—	514,394

Long-term debt, excluding current portion	1,497,000	16,953	25,695	—	1,539,648
Deferred income tax liability, net	(33,481)	462,857	10,406	—	439,782
Intercompany (receivable) payable	450	106,971	(107,421)	—	—
Other non-current liabilities	35,823	39,400	4,881	—	80,104
Commitments and contingencies

Stockholders’ Equity
Preferred stock	—	—	—	—	—
Common stock, par value $0.01 per share	841	—	—	—	841
Capital in excess of par value	468,302	1,502,919	8,224	(1,511,143)	468,302
Retained earnings	983,663	1,180,816	292,065	(1,472,881)	983,663
Accumulated other comprehensive income (loss)	(4,713)	1,776	7,146	(8,922)	(4,713)
Treasury stock	(34,757)	(370)	—	370	(34,757)

Total stockholders’ equity	1,413,336	2,685,141	307,435	(2,992,576)	1,413,336

Total liabilities and stockholders’ equity	$3,060,404	$3,669,795	$249,641	$(2,992,576)	$3,987,264

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2009

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$4,284,869	$64,586	$—	$4,349,455
Costs and Expenses:
Cost of products sold (excluding depreciation expense)	—	2,022,575	22,445	—	2,045,020
Selling, distribution and administrative expenses	4,824	1,509,012	44,936	—	1,558,772
Depreciation	4,050	189,050	4,933	—	198,033
Amortization	—	21,720	1,042	—	22,762

Operating Income (Loss)	(8,874)	542,512	(8,770)	—	524,868

Interest (expense) income, net	(85,207)	2,824	(2,012)	—	(84,395)
(Discount) gain on securitization of trade receivables	—	(118,235)	107,497	—	(10,738)
Other income (expense), net	(1,041)	(360)	1,019	—	(382)

Earnings (loss) before income taxes	(95,122)	426,741	97,734	—	429,353
Income tax benefit (expense)	32,511	(166,674)	(34,102)	—	(168,265)
Equity in earnings of subsidiaries	323,699	—	—	(323,699)	—

Net Earnings	$261,088	$260,067	$63,632	$(323,699)	$261,088

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$3,972,305	$44,719	$—	$4,017,024
Costs and Expenses:
Cost of products sold (excluding depreciation expense)	—	1,917,251	12,012	—	1,929,263
Selling, distribution and administrative expenses	271	1,389,079	32,812	—	1,422,162
Depreciation	4,685	167,196	3,921	—	175,802
Amortization	16	13,927	30	—	13,973

Operating Income (Loss)	(4,972)	484,852	(4,056)	—	475,824

Interest (expense) income, net	(88,363)	43	(1,165)	—	(89,485)
(Discount) gain on securitization of trade receivables	—	(104,174)	87,143	—	(17,031)
Other income (expense), net	(380)	(173)	2,007	—	1,454

Earnings (loss) before income taxes and minority interest	(93,715)	380,548	83,929	—	370,762
Income tax benefit (expense)	35,195	(150,051)	(29,328)	—	(144,184)
Minority interest in earnings of consolidated affiliate	(2,519)	(711)	—	—	(3,230)
Equity in earnings of subsidiaries	284,387	—	—	(284,387)	—

Net Earnings	$223,348	$229,786	$54,601	$(284,387)	$223,348

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Earnings
Year Ended
March 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net Sales	$—	$3,168,232	$36,819	$—	$3,205,051
Costs and Expenses:
Cost of products sold (excluding depreciation expense)	—	1,556,252	10,980	—	1,567,232
Selling, distribution and administrative expenses	6,593	1,117,741	24,645	—	1,148,979
Depreciation	6,074	129,656	3,088	—	138,818
Amortization	—	8,525	—	—	8,525

Operating Income (Loss)	(12,667)	356,058	(1,894)	—	341,497

Interest (expense) income, net	(74,369)	15,315	(1,126)	—	(60,180)
(Discount) gain on securitization of trade receivables	—	(81,487)	67,857	—	(13,630)

Loss on the extinguishment of debt	(12,099)	—	—	—	(12,099)
Other income (expense), net	(82)	(733)	2,371	—	1,556

Earnings (loss) before income taxes and minority interest	(99,217)	289,153	67,208	—	257,144
Income tax benefit (expense)	34,555	(110,978)	(23,460)	—	(99,883)
Minority interest in earnings of consolidated affiliate	—	(2,845)	—	—	(2,845)
Equity in earnings of subsidiaries	219,078	—	—	(219,078)	—

Net Earnings	$154,416	$175,330	$43,748	$(219,078)	$154,416

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2009

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(107,739)	$602,221	$88,285	$—	$582,767

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19,780)	(323,959)	(8,173)	—	(351,912)
Proceeds from sales of plant and equipment	303	4,711	9,346	—	14,360
Business acquisitions and holdback settlements	—	(252,070)	(21,680)	—	(273,750)
Other, net	(10)	9,980	(8,592)	—	1,378
Receipts from subsidiaries, net	82,368	—	—	(82,368)	—

Net cash provided by (used in) investing activities	62,881	(561,338)	(29,099)	(82,368)	(609,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,309,188	26,981	28,254	—	1,364,423
Repayment of debt	(1,119,879)	(55,197)	(13,599)	—	(1,188,675)
Financing costs	(9,201)	—	—	—	(9,201)
Purchase of treasury stock	(120,219)	—	—	—	(120,219)
Proceeds from exercise of stock options	16,188	—	—	—	16,188
Stock issued for the employee stock purchase plan	16,507	—	—	—	16,507
Tax benefit realized from the exercise of stock options	11,846	—	—	—	11,846
Dividends paid to stockholders	(45,766)	—	—	—	(45,766)
Change in cash overdraft	(13,806)	—	—	—	(13,806)
Changes in due to/from parent	—	(12,572)	(69,796)	82,368	—

Net cash provided by (used in) financing activities	44,858	(40,788)	(55,141)	82,368	31,297

CHANGE IN CASH	$—	$95	$4,045	$—	$4,140
Cash – Beginning of period	—	40,397	2,651	—	43,048

Cash – End of period	$—	$40,492	$6,696	$—	$47,188

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2008

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(33,482)	$547,867	$35,541	$—	$549,926

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,910)	(255,264)	(8,204)	—	(267,378)
Proceeds from sales of plant and equipment	6	8,592	747	—	9,345
Business acquisitions and holdback settlements	—	(480,096)	—	—	(480,096)
Other, net	(18)	7,398	(8,696)	—	(1,316)
Advances to subsidiaries, net	(262,684)	—	—	262,684	—

Net cash used in investing activities	(266,606)	(719,370)	(16,153)	262,684	(739,445)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,132,610	19,565	10,277	—	1,162,452
Repayment of debt	(831,166)	(119,127)	(3,456)	—	(953,749)
Minority interest in earnings	—	(711)	—	—	(711)
Purchase of treasury stock	(17,010)	—	—	—	(17,010)
Proceeds from the exercise of stock options	20,381	—	—	—	20,381
Stock issued for the employee stock purchase plan	14,091	—	—	—	14,091
Tax benefit realized from the exercise of stock options	13,327	—	—	—	13,327
Dividends paid to stockholders	(31,828)	—	—	—	(31,828)
Change in cash overdraft	(317)	—	—	—	(317)
Changes in due to/from parent	—	286,923	(24,239)	(262,684)	—

Net cash provided by (used in) financing activities	300,088	186,650	(17,418)	(262,684)	206,636

CHANGE IN CASH	$—	$15,147	$1,970	$—	$17,117
Cash – Beginning of period	—	25,250	681	—	25,931

Cash – End of period	$—	$40,397	$2,651	$—	$43,048

AIRGAS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Condensed Consolidating Statement of Cash Flows
Year Ended
March 31, 2007

			Non-	Elimination
(In thousands)	Parent	Guarantors	Guarantors	Entries	Consolidated

Net cash provided by (used in) operating activities	$(102,808)	$432,677	$(3,526)	$—	$326,343

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,012)	(228,672)	(5,590)	—	(238,274)
Proceeds from sales of plant and equipment	177	8,349	159	—	8,685
Business acquisitions and holdback settlements	—	(687,892)	—	—	(687,892)
Other, net	(572)	58	40	—	(474)
Advances to subsidiaries, net	(462,564)	—	—	462,564	—

Net cash used in investing activities	(466,971)	(908,157)	(5,391)	462,564	(917,955)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	1,480,984	95,149	1,834	—	1,577,967
Repayment of debt	(926,827)	(79,215)	(2,144)	—	(1,008,186)
Financing costs	(5,103)	—	—	—	(5,103)
Premium paid on call of senior subordinated notes	(10,267)	—	—	—	(10,267)
Minority interest in earnings	—	(2,845)	—	—	(2,845)
Proceeds from the exercise of stock options	15,107	—	—	—	15,107
Stock issued for the employee stock purchase plan	11,951	—	—	—	11,951
Tax benefit realized from the exercise of stock options	9,013	—	—	—	9,013
Dividends paid to stockholders	(21,980)	—	—	—	(21,980)
Change in cash overdraft	16,901	—	—	—	16,901
Changes in due to/from parent	—	457,458	5,106	(462,564)	—

Net cash provided by financing activities	569,779	470,547	4,796	(462,564)	582,558

CHANGE IN CASH	$—	$(4,933)	$(4,121)	$—	$(9,054)
Cash – Beginning of period	—	30,183	4,802	—	34,985

Cash – End of period	$—	$25,250	$681	$—	$25,931

SCHEDULE II
AIRGAS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended March 31, 2009, 2008 and 2007
(In thousands of dollars)

		Additions
	Balance at	Charged to	Charged				Balance
	Beginning	Costs and	to Other				at End of
Description	of Period	Expenses	Accounts		Deductions		Period
2009
Accounts receivable – allowances for doubtful accounts	$22,624	$23,292	$(376	) (1)	$(17,968	) (2)	$27,572
Insurance reserves	45,792	128,014	1,679	(3)	(120,234	) (4)	55,251
Deferred tax asset valuation allowance	5,098	1,113 (6)	—		—		6,211

2008
Accounts receivable – allowances for doubtful accounts	$15,692	$13,360	$4,457	(1)	$(10,885	) (2)	$22,624
Insurance reserves	34,846	95,792	8,002	(3)	(92,848	) (4)	45,792
Deferred tax asset valuation allowance	5,432	—	—		(334	) (5)	5,098

2007
Accounts receivable – allowances for doubtful accounts	$14,782	$11,150	$1,938	(1)	$(12,178	) (2)	$15,692
Insurance reserves	30,664	87,357	—		(83,175	) (4)	34,846
Deferred tax asset valuation allowance	6,347	—	—		(915	) (5)	5,432

(1)	Principally reflects subsequent collections of accounts previously written-off.

(2)	Write-off of uncollectible accounts.

(3)	Represents the balance of probable claim losses in excess of the Company’s self-insured retention for which the Company is fully insured. The Company recorded these additional business insurance reserves and corresponding insurance receivables in accordance with FIN 39.

(4)	Payments of insurance premiums and claims.

(5)	Represents revised estimates of the realizability of certain tax benefits associated with state net operating loss carryforwards along with changes due to the utilization and expiration of net operating loss carryforwards.

(6)	Represents increases in valuation allowances placed on certain tax benefits associated with state net operating loss carryforwards.